Form 10QSB
period 1996-03-31
SOONER HOLDINGS INC /OK/
filed 1996-07-30
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

     (Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996
                                                 --------------

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________to____________

Commission File Number:    0-18344
                           -------

                              SOONER HOLDINGS, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Oklahoma                                     73-1275261
- -----------------------------------------     ----------------------------------
      (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                      Identification No.)

                      2680 W. I-40, Oklahoma City, OK 73108
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:     (405) 236-8332
                                                    --------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES                 NO      X
                           ---------           ----------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                        YES                 NO
                           ---------           ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,412,528 shares of common stock as of May 15, 1996.

                              SOONER HOLDINGS, INC.

                Form 10-QSB for the quarter ended March 31, 1996

- --------------------------------------------------------------------------------

              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

- --------------------------------------------------------------------------------

Part 1.  Financial information

                                                                           Page
                                                                           ----
Item 1.   Financial Statements (unaudited):

          Consolidated Balance Sheet as of March 31, 1996                    3

          Consolidated Statements of Operations for the quarters
          ended March 31, 1996 and March 31, 1995                            4

          Consolidated Statements of Cash Flows for the quarters
          ended March 31, 1996 and March 31, 1995                            5

          Notes to the Consolidated Financial Statements                     6

Item 2.   Management's Discussion and Analysis or Plan of Operation          9



Part II.  Other information

                                                                           Page
                                                                           ----

Item 1.   Legal Proceedings                                                 11

Item 2.   Changes in Securities                                             11

Item 3.   Defaults upon Senior Securities                                   11

Item 4.   Submission of Matters to a Vote of Security Holders               11

Item 5.   Other Information                                                 11

Item 6.   Exhibits and Reports on Form 8-K                                  12



          SIGNATURES:                                                       12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                   (unaudited)

                                                                                                     March 31,
                                                                                                       1996
                                                                                                   --------------
                                             ASSETS
Current assets:

     Cash                                                                                              $    10,131
     Accounts receivable                                                                                     2,716
     Inventories, net                                                                                       44,442
     Prepaid expenses and deposits                                                                           1,518
                                                                                                   ----------------
          Total current assets                                                                              58,807

Land held by trust                                                                                         522,630
Other receivables                                                                                           58,000
Property and equipment, net (Note 2)                                                                     2,447,488
Other assets, net                                                                                           32,774
                                                                                                   ----------------
                                                                                                        $3,119,699
                                                                                                   ================

                              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

     Accounts payable                                                                                   $   29,469
     Real estate taxes payable                                                                             190,174
     Accrued liabilities to related parties (Note 3)                                                       271,146
     Accrued liabilities                                                                                    30,130
     Notes payable                                                                                         847,886
     Net current liabilities of discontinued operations                                                     81,803
                                                                                                   ----------------
          Total current liabilities                                                                      1,450,608
                                                                                                   ----------------

Long-term debt                                                                                           1,324,575
Road trust improvements payable                                                                            350,000
Commitments, contingencies and subsequent events (Note 5)                                                        -

Shareholders' deficit:

     Common stock; $.001 par value, authorized 100,000,000 shares,
          6,412,528 shares issued and outstanding                                                            6,413
     Additional paid-in-capital                                                                          5,456,612
     Accumulated deficit                                                                                (5,468,509)
                                                                                                   ----------------
          Total shareholders' deficit                                                                       (5,484)
                                                                                                   ----------------
                                                                                                        $3,119,699
                                                                                                   ================

 The accompanying notes are an integral part of this consolidated balance sheet.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                 For the three months ended
                                                                                         March 31,

                                                                                1996                   1995
                                                                           ----------------       ----------------
Revenues                                                                        $  267,114             $   84,904
                                                                           ----------------       ----------------

Expenses:

     Cost of products sold                                                             585                  2,565
     General and administrative                                                    100,842                 54,141
     Marketing and advertising                                                         500                    300
     Depreciation and amortization                                                  18,904                 20,762
     Interest expense                                                               58,862                 55,622
                                                                           ----------------       ----------------
          Total expenses                                                           179,693                133,390
                                                                           ----------------       ----------------

Income (loss) from continuing operations                                            87,421                (48,486)
                                                                           ----------------       ----------------

Loss from discontinued operations                                                        -                (33,784)
                                                                           ----------------       ----------------

Net income (loss)                                                               $   87,421             $  (82,270)
                                                                           ================       ================

Net income (loss) per common share:

     Income (loss) from continuing operations                                   $      .01             $     (.01)

     Loss from discontinued operations                                          $        -             $     (.01)

                                                                           ----------------       ----------------
Net income (loss) per common share                                              $      .01             $     (.02)
                                                                           ================       ================
Weighted average common shares outstanding                                       6,412,528              4,999,083
                                                                           ================       ================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                 For the three months ended
                                                                                         March 31,
                                                                                1996                   1995
                                                                           ----------------       ----------------
Cash flows from operating activities:

     Net income (loss)                                                         $    87,421            $  (82,270)
                                                                           ----------------       ----------------
     Adjustments to reconcile net loss to net cash used in
          operating activities:
              Depreciation and amortization                                         19,319                 20,762
              Changes in assets and liabilities:
                Accounts receivable                                                   (269)                (1,148)
                Inventories                                                            195                  4,645
                Prepaid expenses and deposits                                       (2,641)                  (516)
                Bank overdraft                                                      (5,500)                     -
                Accounts payable                                                    (3,545)                 2,398
                Real estate taxes payable                                            4,533                  4,249
                Accrued liabilities to related parties                              66,205                 14,261
                Accrued liabilities                                                  7,001                   (512)
                Net liabilities of discontinued operations                            (289)                35,320
                                                                           ----------------       ----------------
                        Total adjustments                                           85,009                 79,459
                                                                           ----------------       ----------------
              Net cash used in operating activities                                172,430                 (2,811)
                                                                           ----------------       ----------------

Cash flows from investing activities:

     Advances to Dynamicorp                                                        (30,000)                     -
                                                                           ----------------       ----------------
              Net cash used in investing activities                                (30,000)                     -
                                                                           ----------------       ----------------

Cash flows from financing activities:

     Repayments of notes payable                                                  (152,939)               (11,124)
     Borrowings on notes payable to related parties                                 17,150                 17,609
                                                                           ----------------       ----------------
              Net cash provided by financing activities                           (135,789)                 6,485
                                                                           ----------------       ----------------

Net increase in cash                                                                 6,641                  3,674
Cash at beginning of year                                                            3,490                  1,729
                                                                           ----------------       ----------------

Cash at end of period                                                          $    10,131              $   5,403
                                                                           ================       ================

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                  $    49,839              $  48,549
                                                                           ================       ================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1996

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations
- ---------------------------

         Sooner Holdings, Inc., an Oklahoma corporation (the "Company"), operates through its subsidiaries which conducts business in several industries. Charlie O Beverages, Inc. (Beverages) is engaged in the manufacture and distribution of an in-home soda fountain appliance and supplies for the preparation of carbonated beverages. Charlie O Business Park Incorporated (Business Park) is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. SD Properties, Inc. (SDPI) holds an interest in a trust that owns land for resale in Coconino County, Arizona. During 1995, the Company formed Dynamicorp Restructuring Corp. (DRC) which acquired an ownership interest in Dynamicorp, Inc. (see Note 4). On TV Incorporated (ONTV) was engaged in the business of marketing consumer products until its operations were discontinued during 1995.

Basis of presentation
- ---------------------

         The unaudited consolidated financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 (The "1995 Form 10-KSB"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are, necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the Company. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

Principles of consolidation
- ---------------------------

         The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Sooner Holdings, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated. All of the Company's consolidated subsidiaries are wholly owned, except for ONTV. The minority shareholders' interest in the accounts of ONTV have not been presented in the accompanying consolidated financial statements as the amounts are not material.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 1996 is comprised of the following:

   Land                                                    $  1,191,400
   Buildings and improvements                                 1,403,962
   Machinery                                                    375,677
   Furniture and fixtures                                        13,787
   Tooling                                                      172,820
                                                       -----------------
                                                              3,157,646
   Less accumulated depreciation                              (710,158)
                                                       -----------------

     Property and equipment, net                           $  2,447,488
                                                       =================

         A total of $1,717,015 in liabilities are secured by first, second and third liens against the Company's property.

NOTE 3 - RELATED PARTIES

         As more fully described in the 1995 Form 10-KSB, the following are related parties:

         R.C. Cunningham II ("Cunningham"), the Chairman and President of the Company and its subsidiaries. Cunningham is also the majority shareholder of the Company and has an incentive compensation agreement which will pay him 5% of the Company's gross revenues.

         Bulldog Investment Company, L.L.C. ("Bulldog"), a Phoenix, Arizona-based financial and management advisory services Company. The Company has contracted with Bulldog for consulting services and Bulldog is a shareholder of the Company. Messrs. Michael S. Williams and Lanny R. Lang, who are officers and/or directors of the Company and its subsidiaries are principals of Bulldog.

         ShareData Inc., a Phoenix, Arizona-based holding company, owns approximately 14% of the Company. Messrs. Lang and Williams are officers of ShareData. ShareData emerged from bankruptcy in December 1995 (Case No. 93-13311) and its Plan of Reorganization calls for the distribution of all of ShareData's holdings of common stock of the Company to its creditors, which distribution is expected during the second fiscal quarter.

         Wheel of Bargains, Inc. (formerly Bulldog Leasing and Financing Corp.) ("WOB"), is a Phoenix, Arizona-based Company specializing in leasing and financing to higher risk companies. WOB is a subsidiary of ShareData and Messrs. Williams and Lang are officers and directors of WOB.

         Phoenix Financial Reporting Group, Inc. ("PFRG") is a Phoenix, Arizona-based company specializing in financial annual report design and publishing for public companies. PFRG is a subsidiary of ShareData. Messrs.Lang and Williams are officers and directors of PFRG.

         Talbot Investment Co. ("Talbot") is an Oklahoma City, Oklahoma-based commercial real estate brokerage firm. Mr. David Talbot, an officer and a director of the Company and Business Park, a subsidiary, is also the principal agent for Talbot. Talbot handles all the property management services for Business Park and receives normal and customary commissions and fees for providing these services.

         The following table reflects the approximate amounts of related party obligations, which are due and payable by the Company to officers, directors, shareholders and/or management consultants, included in their respective captions on the balance sheet at March 31, 1996:

                                                             L.T.               Accounts              Accrued
                                                             Debt               Payable             Liabilities
                                                             ----               -------             -----------
Cunningham                                                   $  139,400            $       -           $   64,931
Bulldog                                                          35,550                4,034              203,629
WOB                                                              17,950                  986                2,586
PFRG                                                                  -               14,000                    -
Talbot                                                                -                  674                    -
                                                        ----------------     ----------------     ----------------
     Total related party liabilities                         $  192,900            $  19,694           $  271,146
                                                        ================     ================     ================

         In addition, Cunningham has personally guaranteed $1,131,675 of the long term debt and $693,340 of notes payable.


NOTE 4 - INVESTMENT IN DYNAMICORP, INC.

         During 1995, the Company formed Dynamicorp Restructuring Corp. (DRC). The Company subsequently exchanged 8.5% of DRC's common stock for 3,605,500 shares of the common stock of Dynamicorp, Inc. (Dyna), representing approximately 43% of the outstanding shares of Dyna. Due to the circumstances discussed in the 1995 Form 10-KSB, no value has been assigned to the stock acquired by DRC.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         The Company was a defendant in a lawsuit filed in fiscal 1990 by a vendor seeking to enforce payment of amounts due plus reasonable costs. In April 1991, a judgment was entered against the Company requiring it to pay the vendor $57,945, plus accrued interest and costs. In June 1994, Bulldog acquired this judgment directly from the vendor and the Company is now obligated to pay Bulldog. The judgment continues to accrue interest as stipulated in the judgment and the amount due Bulldog, which is recorded as accrued liabilities in the accompanying consolidated financial statements was $88,658 and $83,909 as of March 31, 1996 and 1995, respectively.

NOTE 6 - LIQUIDITY

         For the fiscal year ending December 31, 1995, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying consolidated financial statements have been prepared contemplating continuation of the Company as a going concern. The Company has sustained recurring operating losses in recent years and is expected to need additional amounts of working capital for its operations. At March 31, 1996, current liabilities exceeded current assets by approximately $1,391,801 and certain notes and trade accounts payable were in default. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. However, there can be no assurance management will be successful in this endeavor.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Introduction

         The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB report. In addition, the discussion of the Company's expected Plan of Operation, included in the 1995 Form 10-KSB, is incorporated herein in its entirety as the discussion of the Plan of Operation as required by Item 303(a) of Regulation S-B.

Liquidity and Capital Resources - March 31, 1996 compared to March 31, 1995

         The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows comparative working capital deficit. Working capital, or current assets less current liabilities, is an important measure to the Company's ability to meet its short term obligations.

                                                            March 31,                            December 31,
                                                  1996                     1995                      1995
                                           --------------------     --------------------      -------------------
     Working capital (deficit)                  $  (1,391,801)           $  (1,441,689)         $ (1,482,980)

         Although the Company's working capital is negative, the Company's ability to meet its obligations has remained stable due to the financial support from certain of the Company's related parties. The Company's current working capital continues to be provided by Mr. R.C. Cunningham II, the Company's Chairman of the Board and President ("Cunningham"), or by

Bulldog Investment Company, L.L.C., a Phoenix, Arizona-based merchant banking and private investment company ("Bulldog") or by Bulldog's other affiliated companies.

Future Working capital requirements
- -----------------------------------

         Beverages has sufficient inventory to allow it to increase its sales with a minimum of additional cash. Business Park needs approximately $40,000 in working capital to bring its real estate taxes current and cure the default on the OIFA loan.

         The only cash requirements that are not expected to be funded by revenues are the real estate taxes payable, both current and those in arrears, on SDPI's lots and some interest expense related to CO Park. These cash requirements for the next 12 months are estimated to be less than $200,000. Exclusive of funds required by debt repayment, the Company believes that it can borrow these funds from Bulldog or Cunningham, although there can be no assurance that such funds will be available when needed.

         In the event that the Company cannot refinance, or obtain forbearance on its current liabilities or on its long-term liabilities as they come due, the Company will undoubtedly face further severe liquidity problems which may lead to litigation, the inability to transact business, and/or foreclosure actions being initiated against a majority of the Company's assets.

         In November 1995, DRC, a newly formed subsidiary of the Company, acquired an approximate 43% equity interest in Dyna and sought to obtain permanent control of this company (see footnote 4 to the Consolidated Financial Statements). In the event that the Company gained permanent control of Dyna, it had agreed to lend Dyna funding to assist it in its restructuring under Chapter
11. Any funding arrangement to Dyna would be subject to Bankruptcy Court approval as post-petition funding. At March 31, 1996, the Company had advanced $58,000 to Dyna. On February 29, 1996, the court appointed trustee for Dyna and Dyna was no longer a debtor-in-possession. Subsequently, due to the appointment of a trustee, the Company withdrew its application to the Court to provide additional post-petition lending. The appointment of a trustee has raised some uncertainty as to whether the Company will provide any further funding to Dyna.

Results of Operations - The quarter ended March 31, 1996 compared to the quarter ended March 31, 1995

         Revenues increased $182,210, or 200% during the first quarter of 1996 compared to the same quarter in 1995. This was due to SDPI revenues in the first quarter of 1996. SDPI entered into a new business in late 1995 whereby it acts as marketing representative for construction contractors to develop business opportunities for those contractors for a fee. General and administrative expenses increased due to the operations of the DRC subsidiary (primarily professional fees) and the recognition of fees due Bulldog and Cunningham relating to their incentive based compensation agreements. If the Company is to continue to grow it will have to invest additional money in marketing and advertising expenses if such cash can be obtained from vendors, related parties or the sale of debt or equity securities.

         The Company recorded a net profit in the first quarter 1996 of approximately $87,421 or $.01 per share, compared to a net loss in the first quarter 1995 of $82,270, or $.02 per share. This increase in profits was due to the increase in revenues primarily from the SDPI subsidiary.

Capital Expenditures and Commitments

         During the first quarter ending March 31, 1996, the Company had no capital expenditures, and the Company has no current commitments for material capital expenditures.

Factors that may affect future results

         A number of uncertainties exist that may affect the Company's future operating results. These include the uncertain general economic conditions, uncertain market acceptance of the Company's products, the Company's ability to manage its expenses at a very minimum level, the ongoing support of Bulldog and Cunningham, the ability of the Company to refinance its long term liabilities on satisfactory terms, if at all, and the Company's ability to acquire sufficient funding to sustain its operations and develop new businesses.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not aware of any litigation either pending, asserted, unasserted or threatened.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits

         None

         Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 17, 1996                         SOONER HOLDINGS, INC.
                               ------------------------------------------------
                                                  (Registrant)

                          By:  /s/ Lanny R. Lang
                               ------------------------------------------------
                               Lanny R. Lang, Treasurer
                               (Chief Accounting Officer)