Form 10QSB
period 1996-06-30
SOONER HOLDINGS INC /OK/
filed 1996-08-12
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

     (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended   June 30, 1996
                                                -----------------

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from____________ to ____________

Commission File Number:    0-18344
                       ---------------

                              SOONER HOLDINGS, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Oklahoma                                                 73-1275261
- -------------------------------                              -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,412,528 shares of common stock as of August 12, 1996.

                              SOONER HOLDINGS, INC.
                 Form 10-QSB for the quarter ended June 30, 1996

- --------------------------------------------------------------------------------

              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

- --------------------------------------------------------------------------------

Part 1.  Financial information
                                                                                  Page
Item 1.     Financial Statements (unaudited):                                     ----

            Consolidated Balance Sheet as of June 30, 1996                            3

            Consolidated Statements of Operations for the quarters and
              six months ended June 30, 1996 and June 30, 1995                        4

            Consolidated Statements of Cash Flows for the six months
              ended June 30, 1996 and June 30, 1995                                   5

            Notes to the Consolidated Financial Statements                            6

Item 2.     Management's Discussion and Analysis or Plan of Operation                10



Part II.  Other information

                                                                                  Page
                                                                                  ----

Item 1.     Legal Proceedings                                                        12

Item 2.     Changes in Securities                                                    12

Item 3.     Defaults upon Senior Securities                                          12

Item 4.     Submission of Matters to a Vote of Security Holders                      12

Item 5.     Other Information                                                        12

Item 6.     Exhibits and Reports on Form 8-K                                         13



            SIGNATURES:                                                              13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                   (unaudited)

                                                                                                      June 30,
                                                                                                        1996
                                                                                                  ----------------
                                             ASSETS
Current assets:
     Cash                                                                                            $      7,000
     Accounts receivable                                                                                    3,459
     Advances                                                                                               9,800
     Inventories, net                                                                                      43,846
     Prepaid expenses and deposits                                                                            759
                                                                                                  ----------------
          Total current assets                                                                             64,864

Land held by trust                                                                                        522,630
Other receivables (Note 4)                                                                                 58,000
Property and equipment, net (Note 2)                                                                    2,464,619
Other assets, net                                                                                          32,332
                                                                                                  ----------------
                                                                                                       $3,142,445
                                                                                                  ================

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                                $     66,947
     Real estate taxes payable                                                                            193,299
     Accrued liabilities to related parties                                                               297,225
     Accrued liabilities                                                                                   26,386
     Notes payable                                                                                        744,239
     Net current liabilities of discontinued operations, payable to affiliates                             81,547
                                                                                                  ----------------
          Total current liabilities                                                                     1,409,643
                                                                                                  ----------------

Long-term debt                                                                                          1,326,714
Road trust improvements payable                                                                           350,000
Commitments, contingencies and subsequent events (Note 5)                                                       -
                                                                                                  ----------------

Stockholders' equity:
     Preferred stock; undesignated, authorized 10,000,000 shares, no shares
         issued and outstanding                                                                                 -
     Common stock; $.001 par value, authorized 100,000,000 shares,
          6,412,528 shares issued and outstanding                                                           6,413
     Additional paid-in-capital                                                                         5,456,612
     Accumulated deficit                                                                               (5,406,937)
                                                                                                  ----------------
          Total stockholders' equity                                                                       56,088
                                                                                                  ----------------
                                                                                                     $  3,142,445
                                                                                                  ================

 The accompanying notes are an integral part of this consolidated balance sheet.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                    For the quarter ended                  For the six months ended
                                                          June 30,                                 June 30,
                                                   1996                1995                1996                1995
                                              ----------------    ---------------     ---------------     ---------------

Revenues                                            $ 193,603         $   74,813             $460,717         $  159,718
                                              ----------------    ---------------     ----------------    ---------------

Expenses:
     Cost of products sold                              1,063              2,554                1,648              5,119
     General and administrative                        55,776             61,217              156,618            115,659
     Marketing and advertising                              -                300                  500                300
     Depreciation and amortization                     19,654             20,763               38,558             41,525
     Interest expense                                  55,538             62,126              114,400            117,748
                                              ----------------    ---------------     ----------------    ---------------
          Total expenses                              132,031            146,960              311,724            280,351
                                              ----------------    ---------------     ----------------    ---------------

Income (loss) from continuing operations
                                                       61,572            (72,147)             148,993           (120,633)

Loss from discontinued operations                           -            (11,163)                   -            (44,947)
                                              ----------------    ---------------     ----------------    ---------------

Net income (loss)                                   $  61,572         $  (83,310)            $148,993         $ (165,580)
                                              ================    ===============     ================    ===============


Net income (loss) per common share:
  Income (loss) from continuing operations                .01               (.02)                 .02               (.02)
  Loss from discontinued operations                         -                  *                    -               (.01)
                                              ================    ===============     ================    ===============

Net income (loss) per common share                  $     .01         $     (.02)            $    .02         $     (.03)
                                              ================    ===============     ================    ===============


Weighted average number of shares
outstanding                                         6,412,528          4,999,083            6,412,528          4,999,083
                                              ================    ===============     ================    ===============

* less than $.01

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                     For the six months ended
                                                                                            June 30,
                                                                                    1996                1995
                                                                               ----------------    ---------------
Cash flows from operating activities:
     Net income (loss)                                                                $148,993         $ (165,580)
                                                                               ----------------    ---------------
     Adjustments to  reconcile  net income  (loss) to net cash used in operating activities:
              Depreciation and amortization                                             38,641             41,525
              Changes in assets and liabilities:
                Accounts receivable                                                     (1,012)            (5,135)
                Advances                                                                (9,800)                 -
                Inventories                                                                791              5,785
                Prepaid expenses and deposits                                            1,118               (474)
                Bank overdraft                                                          (5,500)                 -
                Accounts payable                                                        30,932             18,002
                Real estate taxes payable                                                7,658              7,825
                Accrued liabilities to related parties                                  92,284             25,368
                Accrued liabilities                                                      3,257                890
                Net liabilities of discontinued operations                                (545)            55,208
                                                                               ----------------    ---------------
                        Total adjustments                                              157,824            148,994
                                                                               ----------------    ---------------
              Net cash used in operating activities                                    306,817            (16,586)
                                                                               ----------------    ---------------

Cash flows from investing activities:
     Advances to Dynamicorp                                                            (30,000)                 -
     Purchases of property and equipment                                               (36,011)                 -
                                                                               ----------------    ---------------
              Net cash used in investing activities                                    (66,011)                 -
                                                                               ----------------    ---------------

Cash flows from financing activities:
     Repayments of notes payable                                                      (259,046)           (22,103)
     Borrowings on notes payable                                                             -              3,482
     Borrowings on notes payable to related parties                                     21,750             34,609
                                                                               ----------------    ---------------
              Net cash provided by financing activities                               (237,296)            15,988
                                                                               ----------------    ---------------

Net increase (decrease) in cash                                                          3,510               (598)
Cash at beginning of year                                                                3,490              1,729
                                                                               ----------------    ---------------

Cash at end of period                                                               $    7,000         $    1,131
                                                                               ================    ===============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                        $  95,210         $  103,136
                                                                               ================    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOONER HOLDINGS, INC.
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1996

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations
- ---------------------------

         Sooner Holdings, Inc., an Oklahoma corporation (the "Company"), operates through its subsidiaries which conducts business in several industries. Charlie O Beverages, Inc. (Beverages) is engaged in the manufacture and distribution of an in-home soda fountain appliance and supplies for the preparation of carbonated beverages. Charlie O Business Park Incorporated (Business Park) is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. SD Properties, Inc. (SDPI) holds an interest in a trust that owns land for resale in Coconino County, Arizona, and solicits and manages construction activities. During 1995, the Company formed Dynamicorp Restructuring Corp. (DRC) which acquired an ownership interest in Dynamicorp, Inc. (see Note 4). On TV Incorporated (ONTV) was engaged in the business of marketing consumer products until its operations were discontinued during 1995.

Basis of presentation
- ---------------------

         The unaudited consolidated financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 (the "1995 Form 10-KSB"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the Company. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

Principles of consolidation
- ---------------------------

         The Company's consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Sooner Holdings, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated. All of the Company's consolidated subsidiaries are wholly owned, except for ONTV. The minority shareholders' interest in the accounts of ONTV have not been presented in the accompanying consolidated financial statements as the amounts are not material.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 1996 is comprised of the following:

   Land                                                            $  1,191,400
   Buildings and improvements                                         1,439,973
   Machinery                                                            375,677
   Furniture and fixtures                                                13,787
   Tooling                                                              172,820
                                                               -----------------
                                                                      3,193,657
   Less accumulated depreciation                                       (729,038)
                                                               -----------------

     Property and equipment, net                                   $  2,464,619
                                                               =================

         A total of $1,705,903 in liabilities are secured by first, second and third liens against the Company's property.

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

         ShareData Inc. ("ShareData"), a Phoenix, Arizona-based holding company, owns approximately 13% of the Company. Messrs. Lang and Williams are officers of ShareData. ShareData's Plan of Reorganization (the "Plan") was confirmed in December 1995 (Case No. 93-13311). The Plan calls for the distribution of all of ShareData's holdings of common stock of the Company to certain ShareData creditors.

         Wheel of Bargains, Inc. (formerly Bulldog Leasing and Financing Corp.) ("WOB"), is a Phoenix, Arizona-based company formerly specializing in leasing and financing to higher risk companies. WOB is a subsidiary of ShareData and Messrs. Williams and Lang are officers and directors of WOB.

         Phoenix Financial Reporting Group, Inc. ("PFRG"), is a Phoenix, Arizona-based company specializing in financial annual report design and publishing for public companies. PFRG is a subsidiary of ShareData. Messrs. Lang and Williams are officers and directors of PFRG.

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

         The following table reflects the approximate amounts of related party obligations, which are due and payable by the Company to officers, directors, shareholders and/or management consultants, included in their respective captions on the balance sheet at June 30, 1996:

                                                             L.T.                 Accounts            Accrued
                                                             Debt                 Payable           Liabilities
                                                             ----                 -------           -----------

Cunningham                                                   $  139,200        $           -          $    78,010
Bulldog                                                          18,050                5,003              215,214
ShareData                                                         3,000                    -                   22
WOB                                                              37,250                1,224                3,979
PFRG                                                                  -               14,000                    -
Talbot                                                                -                  150                    -
                                                        ----------------     ----------------     ----------------

     Total related party liabilities                         $  197,500            $  20,377           $  297,225
                                                        ================     ================     ================

         In addition, Cunningham has personally guaranteed $1,129,215 of the long term debt and $590,688 of notes payable.

NOTE 4 - INVESTMENT IN DYNAMICORP, INC.

         During 1994, the Company had acquired 50,000 shares (less than 1%) of the common stock of Dynamicorp, Inc. (Dyna) for $50,000. As discussed in the 1995 Form 10-KSB, Dyna filed for relief under Chapter 11. Due to the bankruptcy filing, the Company reserved for its investment and recognized a loss of $50,000 during the year ended December 31, 1994.

         During 1995, the Company formed Dynamicorp Restructuring Corp. (DRC). The Company subsequently exchanged 8.5% of DRC's common stock for 3,605,500 shares (approximately 43%) of the common stock of Dyna. Due to the circumstances discussed in the 1995 Form 10-KSB no value has been assigned to the Dyna stock held by DRC.

         DRC had entered into an agreement with Dyna to lend Dyna funding to assist it in its restructuring under Chapter 11, subject to Bankruptcy Court approval as post-petition funding. Through February 1996, the Company had advanced $58,000 to Dyna. On February 29, 1996, the Bankruptcy Court appointed a trustee for Dyna and Dyna was no longer a debtor-in-
possession. Subsequently, due to the appointment of a trustee, the company withdrew its application to the Bankruptcy Court to provide additional post-petition lending. The Company does not expect to provide any further funding to Dyna and the amount advanced to Dyna remains outstanding as of June 30, 1996.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

         The Company was a defendant in a lawsuit filed in fiscal 1990 by a vendor seeking to enforce payment of amounts due plus reasonable costs. In April 1991, a judgment was entered against the Company requiring it to pay the vendor $57,945, plus accrued interest and costs. In June 1994, Bulldog acquired this judgment directly from the vendor and the Company is now obligated to pay Bulldog. The judgment continues to accrue interest as stipulated in the judgment and the amount due Bulldog, which is recorded as accrued liabilities in the accompanying consolidated financial statements was $89,891 and $86,248 as of June 30, 1996 and 1995, respectively.

         In July 1996, the Company was sued for $90,000 under an indemnification agreement related to certain sales which took place in 1990. The Company believes it has no liability under this claim due to various defenses which it intends to vigorously assert. However, such defense will likely cost the Company legal fees and expenses which it may be unable to recover from the plaintiff.

NOTE 6 - SUBSEQUENT EVENTS

         Subsequent to the quarter end, SDPI completed its major project and was paid in full. The funds were used to reduce current liabilities.

NOTE 7 - LIQUIDITY

         For the fiscal year ending December 31, 1995, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying consolidated financial statements have been prepared contemplating continuation of the Company as a "going concern." Prior to fiscal 1996, the Company sustained recurring operating losses and is expected to need additional amounts of working capital for its operations and to pay its current liabilities. At June 30, 1996, current liabilities exceeded current assets by approximately $1,344,779. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. However, there can be no assurance management will be successful in this endeavor.

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

Liquidity and Capital Resources - June 30, 1996 compared to June 30, 1995

         The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows comparative working capital deficit. Working capital, or current assets less current liabilities, is an important measure to the Company's ability to meet its short term obligations.

                                                                 June 30,                             Dec. 31,
                                                         1996                   1995                    1995,
                                                         ----                   ----                    -----

         Working capital (deficit)                    $(1,344,779)            $(1,467,606)          $ (1,482,980)
                                                    ===============         ===============       ================

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

Future Working capital requirements
- -----------------------------------

         Beverages has sufficient inventory to allow it to increase its sales with a minimum of additional cash. Business Park needs approximately $40,000 in working capital to bring its real estate taxes current and cure the default on the Oklahoma Industrial Finance Authority loan.

         The only cash requirements that are not expected to be funded by revenues are the real estate taxes payable, both current and those in arrears, on SDPI's lots and some interest expense related to Business Park. These cash requirements for the next 12 months are estimated to be less than $200,000. Exclusive of funds required by debt repayment, the Company believes that it can borrow these funds from Bulldog or Cunningham, although there can be no assurance that such funds will be available when needed. In the event that the Company cannot refinance, or obtain forbearance on its current liabilities or on its long-term liabilities as they come due, the Company will undoubtedly face further severe liquidity problems which may lead to litigation, the inability to transact business, and/or foreclosure actions being initiated against a majority of the Company's assets.

         In November 1995, DRC, a newly formed subsidiary of the Company, acquired an approximate 43% equity interest in Dyna and sought to obtain permanent control of this company (see footnote 4 to the Consolidated Financial Statements). If the Company had gained permanent control of Dyna, it had agreed to lend Dyna funding to assist it in its restructuring under Chapter 11, subject to Bankruptcy Court approval as post-petition funding. Through February 1996, the Company had advanced $58,000 to Dyna. On February 29, 1996, the Bankruptcy Court appointed a trustee for Dyna and Dyna was no longer a debtor-in-possession. Subsequently, due to the appointment of a trustee, the Company withdrew its application to the Bankruptcy Court to provide additional post-petition lending. The Company does not expect to provide any further funding to Dyna and the amount advanced to Dyna remains outstanding as of June 30, 1996.

Results of Operations - The quarter and six months ended June 30, 1996 compared to the quarter and six months ended June 30, 1995

         Revenues increased by $118,790 (160%) and $300,999 (190%) for the quarter and six months ended June 30, 1996 compared to the same quarter and six month periods in 1995. This was due to the increase of SDPI revenues in both the first and second quarters of 1996. SDPI entered into a new business in late 1995 whereby it acts as marketing representative for construction contractors to develop business opportunities for these contractors for a fee. The Company is evaluating methods of continuing the SDPI business. Beverages continues to have very modest revenues. The Company is seeking new strategic partners for Beverages to expand its marketing efforts and increase revenues. If the Company is unable to obtain a strategic partner, it will likely exit the beverage business.

         Total expenses for the quarter and six months ended June 30, 1996 were $132,031 and $311,724, respectively, as compared to total expenses for the comparable 1995 periods of $146,960 and $280,351, respectively. The increase in the 1996 expenses for the six months was due primarily to an increase in general and administrative ("G&A") expenses. Such G&A expenses consist primarily of professional and management fees. G&A expenses increased in the 1996 periods due to the recognition of fees due Bulldog and Cunningham relating to their incentive based compensation agreements.

         The Company recorded net income for the quarter and six month periods of 1996 of $61,572 and $148,993, respectively, as compared to net losses of $(83,310) and $(165,580) for the comparable 1995 periods, respectively. The net income in 1996 was due to the increase in revenues primarily from the SDPI subsidiary. The Company is currently evaluating additional investments to maintain and potentially expand the SDPI business. Without such additional investments, the likelihood of continued expanded revenue, further revenue growth and continued profitability are uncertain.

Capital Expenditures and Commitments

         During the second quarter ending June 30, 1996, the Company had $36,000 in capital expenditures primarily for leasehold improvements at the Business Park. The Company has no future commitments for material capital expenditures. If the Company is to grow it will have to invest additional money in marketing and advertising expenses if such cash can be obtained from vendors, related parties or the sale of debt or equity securities.

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

         The Company is actively seeking to sell its interest in ONTV. In the event the Company exits the beverage business and sells the inventory, equipment and tooling relating to this business, it is uncertain whether the Company will be able to realize the value of these assets shown on the books.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In July 1996, the Company was sued for $90,000 under an indemnification agreement related to certain sales which took place in 1990. The Company believes it has no liability under this claim due to various defenses which it intends to vigorously assert. However, such defense will likely cost the Company legal fees and expenses which it may be unable to recover from the plaintiff.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         1995 Annual Meeting. The Company has scheduled its 1995 Annual Meeting for October 16, 1996 at the Company's corporate offices in Oklahoma City, Oklahoma. A preliminary proxy statement is expected to be filed with the Securities and Exchange Commission on or about August 15, 1996, with respect to this Annual Meeting.

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SOONER HOLDINGS, INC.
                                      ------------------------------------------
                                                    (Registrant)
Dated:   August 12, 1996
      --------------------

                                      By: /s/ R.C. Cunningham
                                      ------------------------------------------
                                      R. C. Cunningham, Chairman and
                                        President



                                      By: /s/ Lanny R. Lang
                                      ------------------------------------------
                                      Lanny R. Lang, Treasurer
                                        (Chief Accounting Officer)