Form 10QSB
period 1996-09-30
SOONER HOLDINGS INC /OK/
filed 1996-11-14
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

     (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996
                                             --------------------

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

Commission File Number:    0-18344

                              SOONER HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Oklahoma                                         73-1275261
--------------------------------------        ----------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification No.)

                      2680 W. I-40, Oklahoma City, OK 73108
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

                        YES    X         NO
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,412,528 shares of common stock as of November 12, 1996.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                   (unaudited)

                                                                                          Sept. 30,
                                                                                            1996
                                                                                         -----------
                                             ASSETS
Current assets:
     Cash                                                                                $     5,179
     Accounts receivable                                                                       2,598
     Inventories, net                                                                         43,208
     Prepaid expenses and deposits                                                               750
                                                                                         -----------
          Total current assets                                                                51,735

Land held by trust                                                                           505,260
Other receivables (Note 6)                                                                    58,000
Property and equipment, net (Note 2)                                                       2,465,188
Other assets, net                                                                             31,891
                                                                                         -----------
                                                                                         $ 3,112,074
                                                                                         ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable (Note 3)                                                           $    61,780
     Real estate taxes payable (Note 3)                                                       51,125
     Real estate taxes payable recourse to land held by trust                                158,924
     Accrued liabilities                                                                      24,345
     Notes payable (Note 3)                                                                  246,511
     Net current liabilities of discontinued operations                                        9,299
                                                                                         -----------
          Total current liabilities                                                          551,984
                                                                                         -----------

Long-term debt (Note 4)                                                                    2,165,729
Road trust improvements payable                                                              350,000
Commitments, contingencies and subsequent events (Note 7)                                          -
                                                                                         -----------

Stockholders' equity:
     Preferred stock; undesignated, authorized 10,000,000 shares, no shares
         issued and outstanding                                                                    -
     Common stock; $.001 par value, authorized 100,000,000 shares,
          6,412,528 shares issued and outstanding                                              6,413
     Additional paid-in-capital                                                            5,456,612
     Accumulated deficit                                                                  (5,418,664)
                                                                                         -----------
          Total stockholders' equity                                                          44,361
                                                                                         -----------
                                                                                         $ 3,112,074
                                                                                         ===========

 The accompanying notes are an integral part of this consolidated balance sheet.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                  For the quarter ended       For the nine months ended
                                                                        September 30,                September 30,
                                                                    1996           1995           1996           1995
                                                                -----------    -----------    -----------    -----------

Revenues                                                        $   170,620    $    72,461    $   631,337    $   232,244
                                                                -----------    -----------    -----------    -----------

Expenses:
     Cost of products sold                                            1,391          1,936          3,039          7,121
     General and administrative                                      72,926         64,924        229,544        181,755
     Marketing and advertising                                            -            234            500            300
     Depreciation and amortization                                   24,321         20,762         62,879         62,287
     Interest expense                                                57,300         59,361        171,700        176,170
                                                                -----------    -----------    -----------    -----------
          Total expenses                                            155,938        147,217        467,662        427,633
                                                                -----------    -----------    -----------    -----------

Income (loss) from continuing operations
                                                                     14,682        (74,756)       163,675       (195,389)

Loss on land held in trust                                          (17,370)             -        (17,370)             -
Loss from discontinued operations                                    (9,038)       (15,641)        (9,038)       (60,588)
                                                                -----------    -----------    -----------    -----------

Net income (loss)                                               $   (11,726)   $   (90,397)   $   137,267    $  (255,977)
                                                                ===========    ===========    ===========    ===========


Net income (loss) per common share:
  Income (loss) from continuing operations                               *            (.02)           .02           (.04)
  Loss on land held in trust                                            (*)              -            (*)              -
  Loss from discontinued operations                                     (*)            (*)            (*)           (.01)
                                                                -----------    -----------    -----------    -----------
Net income (loss) per common share
                                                                $       (*)    $      (.02)   $       .02    $      (.05)
                                                                ===========    ===========    ===========    ===========

Weighted average number of shares
outstanding                                                       6,412,528      4,999,083      6,412,528      4,999,083
                                                                ===========    ===========    ===========    ===========

* less than $.01

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                 For the nine months ended
                                                                                        September 30,
                                                                                      1996        1995
                                                                                   ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                                             $ 137,267    $(255,977)
     Adjustments to  reconcile  net income  (loss) to net cash used in operating activities:
              Depreciation and amortization                                           62,879       62,287
              Loss on repossession of land                                            17,370            -
              Changes in assets and liabilities:
                Accounts receivable                                                     (151)      (1,774)
                Inventories                                                            1,429        7,632
                Prepaid expenses and deposits                                          1,127         (378)
                Bank overdraft                                                        (5,500)           -
                Accounts payable                                                      39,764       32,040
                Real estate taxes payable                                             11,251            -
                Real estate taxes payable recourse to land                            13,157       11,088
                Accrued liabilities to related parties                               117,660       37,895
                Accrued liabilities                                                      716          968
                Net liabilities of discontinued operations                             8,880       78,970
                                                                                   ---------    ---------
                        Total adjustments                                            268,582      228,728
                                                                                   ---------    ---------
              Net cash used in operating activities                                  405,849      (27,249)
                                                                                   ---------    ---------

Cash flows from investing activities:
     Advances to Dynamicorp                                                          (30,000)           -
     Purchases of property and equipment                                             (60,502)           -
                                                                                   ---------    ---------
              Net cash used in investing activities                                  (90,502)           -
                                                                                   ---------    ---------

Cash flows from financing activities:
     Repayments of notes payable                                                    (334,157)     (33,030)
     Borrowings on notes payable                                                           -        3,482
     Borrowings on notes payable to related parties                                   20,499       61,009
                                                                                   ---------    ---------
              Net cash provided by financing activities                             (313,658)      31,461
                                                                                   ---------    ---------

Net increase (decrease) in cash                                                        1,689        4,212
Cash at beginning of year                                                              3,490        1,729
                                                                                   ---------    ---------

Cash at end of period                                                              $   5,179    $   5,941
                                                                                   =========    =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                      $ 140,967    $ 153,229
                                                                                   =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1996

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations
---------------------------

         Sooner Holdings, Inc., an Oklahoma corporation (the "Company"), operates through subsidiaries which conduct business in several industries. Charlie O Beverages, Inc. (Beverages) is engaged in the manufacture and distribution of an in-home soda fountain appliance and supplies for the preparation of carbonated beverages. Charlie O Business Park Incorporated (Business Park) is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. SD Properties, Inc. (SDPI) holds an interest in a trust that owns land for resale in Coconino County, Arizona, and solicits and manages construction activities. During 1995, the Company formed Dynamicorp Restructuring Corp. (DRC) which acquired an ownership interest in Dynamicorp, Inc. (see Note 6). On TV Incorporated (ONTV) was engaged in the business of marketing consumer products until its operations were discontinued during 1995.

Basis of presentation
---------------------

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

Principles of consolidation
---------------------------

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

Liquidity
---------

         For the fiscal year ending December 31, 1995, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying consolidated financial statements have been prepared contemplating continuation of the Company as a "going concern." Although the Company was profitable for the nine months ended September 30, 1996, current liabilities still exceed current assets by approximately $500,249. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. However, there can be no assurance management will be successful in this endeavor.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment at September 30, 1996 is comprised of the following:

   Land                                                         $  1,191,400
   Buildings and improvements                                      1,464,464
   Machinery                                                         375,677
   Furniture and fixtures                                             13,787
   Tooling                                                           172,820
                                                              --------------
                                                                   3,218,148
   Less accumulated depreciation                                    (752,960)
                                                              --------------
     Property and equipment, net                                $  2,465,188
                                                              ==============

         A total of $1,694,832 in liabilities are secured by first, second and third liens against the Company's property.

NOTE 3 - NOTES PAYABLE

         Notes payable at September 30, 1996 are as follows:
Note payable to bank, payable in monthly installments of $500, interest at
   prime plus 1% per annum, due June 1997. Secured by inventory.                                     $     17,511

Note payable to bank, payments of interest only due quarterly, interest at prime plus .5% per annum, guaranteed by a shareholder, officer and
   director, due June 1996. Unsecured.                                                                     94,000

Note payable to individual, no stated interest rate, due on demand.
   Secured by real estate.                                                                                135,000
                                                                                                    --------------
         Notes payable                                                                                $   246,511
                                                                                                    ==============

         The Company refinanced the remaining balance on the note due bank in the amount of $94,000 into a new note with interest at 8.75% per annum, interest only payments due monthly, and the principal due in full on June 1, 1997.

         Subsequent to the quarter end, the Company borrowed $100,537 from American Bank & Trust of Edmond, Oklahoma under a note bearing interest at 8.75% per annum due on June 1, 1997. Proceeds of the borrowing were used to pay accounts payable and to cure the default on the real estate taxes payable on the Business Park. Accordingly, the OIFA loan, which was in default due to the delinquent real estate taxes, is now recorded as long-term debt at September 30, 1996 (see Note 4). In addition, the OIFA has waived principal payments on the note for one year.

NOTE 4 - LONG-TERM DEBT

         Long-term debt as of September 30, 1996 consists of the following:

Installment note payable to bank, interest at prime plus 3% per annum, due
   June 20, 1997, personally guaranteed by a shareholder, officer and director.
   Secured by real estate.                                                                           $    938,945

Installment note payable to bank, interest at prime plus 3% per annum, due
   June 20, 1997, personally guaranteed by a shareholder, officer and director.
   Secured by real estate.                                                                                188,069

Oklahoma Industrial Finance Authority (OIFA) loan, variable interest and payments, maturing August 1, 2004, interest at 3% over the Oklahoma
   Industrial Finance Authority's cost of capital, not to fall below 10% or exceed 14%, guaranteed by a shareholder, officer and director. Secured by
   real estate and equipment.                                                                             432,818

Notes payable to related parties, interest ranging from 10% to 15% per
   annum, due January 1, 1998.                                                                            605,897
                                                                                                   ---------------
         Long-term debt                                                                              $  2,165,729
                                                                                                   ===============

         During the quarter, accrued liabilities, trade payables and demand notes payable due to related parties, including interest thereon, were converted into long-term notes payable due January 1, 1998, and accordingly, are shown as long-term debt at September 30, 1996.


NOTE 5 - RELATED PARTIES

         Related parties are described in the 1995 Form 10-KSB except for the following related party:

         Vinculum Incorporated ("VINC") is a Phoenix, Arizona-based holding company. VINC is a subsidiary of ShareData and the parent company of JT Dealer Sales & Services Corp. (JT). Messrs. Lang and Williams are officers and directors of VINC.

         The following table reflects the approximate amounts of related party obligations, which are due and payable by the Company to officers, directors, shareholders and/or management consultants, included in their respective captions on the balance sheet at September 30, 1996:

                                                    L.T.            Accounts
                                                    Debt             Payable
                                                    ----             -------

Cunningham                                      $  218,003          $       -
Bulldog                                            280,201              3,522
ShareData                                            3,135                  -
WOB                                                 53,483              1,422
PFRG                                                14,000                  -
VINC                                                37,075                  -
Talbot                                                   -              6,485
                                              -------------       ------------
     Total related party liabilities            $  605,897          $  11,429
                                              =============       ============

         In addition, Cunningham has personally guaranteed $1,559,832 of the long-term debt and $94,000 of notes payable.

NOTE 6 - INVESTMENT IN DYNAMICORP, INC.

         The Company's investment in Dynamicorp, Inc. (Dyna) is described in the 1995 10-KSB and in the Company's Form 10-QSB for the quarter ended June 30, 1996. There have been no substantive new developments related to Dyna for the quarter ended September 30, 1996.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         The Company was a defendant in a lawsuit filed in fiscal 1990 by a vendor seeking to enforce payment of amounts due plus reasonable costs. In April 1991, a judgment was entered against the Company requiring it to pay the vendor $57,945, plus accrued interest and costs. In June 1994, Bulldog acquired this judgment directly from the vendor and the Company is now obligated to pay Bulldog. The judgment continues to accrue interest as stipulated in the judgment and the amount due Bulldog, which is recorded as long-term debt in the accompanying consolidated financial statements was $91,135 and $86,248 as of September 30, 1996 and 1995, respectively.

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

Liquidity and Capital Resources - September 30, 1996 compared to September 30, 1995

         The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows comparative working capital deficit.

                                                          September 30,                      Dec. 31,
                                                  1996                   1995                  1995
                                                  ----                   ----                  ----

         Working capital (deficit)            $(500,249)              $(781,509)             $(724,211)
                                            =============           =============          =============

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

Future Working capital requirements
-----------------------------------

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

         In November 1995, DRC, a newly formed subsidiary of the Company, acquired an approximate 43% equity interest in Dyna and sought to obtain permanent control of this company. As of September 30, 1996, the Company had advanced $58,000 to Dyna. DRC expects to file a Reorganization Plan for Dyna before December 1, 1996, which Plan should improve the collectibility of the Company's receivable from Dyna. However, there can be no assurance the Plan will be approved by the Court. The Company does not expect to provide any further funding to Dyna and the amount advanced to Dyna remains outstanding as of September 30, 1996.

Results of Operations - The quarter and nine months ended September 30, 1996 compared to the quarter and nine months ended September 30, 1995

         Revenues increased by $98,159 (135%) and $399,093 (172%) for the quarter and nine months ended September 30, 1996 compared to the same quarter and nine month periods in 1995. The majority of this increase was due to an increase of SDPI revenues in the first nine months of 1996. SDPI entered into a new business in late 1995 whereby it acts as marketing representative for construction contractors to develop business opportunities for these contractors for a fee. During the quarter ended September 30, 1996, SDPI completed its major project and was paid in full. The Company is evaluating methods of continuing the SDPI business. Business Park had an increase in revenues for the quarter and nine months ended September 30, 1996 of $13,625 (19%) and $20,497 (9%), respectively, over the 1995 comparable periods. This increase is due to the increased occupancy at the Business Park. Beverages continues to have very modest revenues and is seeking new strategic partners to increase its revenues. If the Company is unable to obtain a strategic partner, it will likely exit the beverage business.

         Total expenses for the quarter and nine months ended September 30, 1996 were $155,938 and $467,662, respectively, as compared to total expenses for the comparable 1995 periods of $147,217 and $427,633, respectively. The increase in the 1996 expenses for the quarter and nine months ending September 30 was due primarily to an increase in general and administrative ("G&A") expenses. Such G&A expenses consist primarily of professional and management fees. G&A expenses increased in the 1996 periods due to the recognition of fees due Bulldog and Cunningham relating to their incentive based compensation agreements.

         The Company recorded net income from continuing operations for the quarter and nine month periods of 1996 of $14,682 and $163,675, respectively, as compared to net losses of $(74,756) and $(195,389) for the comparable 1995 periods, respectively. The net income from continuing operations in 1996 was due to the increase in revenues primarily from the SDPI subsidiary, as discussed above. The Company is currently evaluating additional investments to maintain and potentially expand the SDPI business. Without such additional investments, the likelihood of continued expanded revenue, further revenue growth and continued profitability are uncertain.

         Loss on land held in trust for the quarter ending September 30, 1996 relates to the loss of certain of SDPI's lots due to tax sale foreclosures.

Capital Expenditures and Commitments

         During the third quarter ending September 30, 1996, the Company had $24,000 in capital expenditures primarily for leasehold improvements at the Business Park. The Company has no future commitments for material capital expenditures. If the Company is to grow it will have to invest additional money in marketing and advertising expenses if such cash can be obtained from vendors, related parties or the sale of debt or equity securities.

Factors that may affect future results

         A number of uncertainties exist that may affect the Company's future operating results. These include the uncertain general economic conditions, uncertain market acceptance of the Company's products, the Company's ability to manage its expenses at a very minimum level, the ongoing support of Bulldog and Cunningham, the ability of the Company to refinance its long-term liabilities on satisfactory terms, if at all, and the Company's ability to acquire sufficient funding to sustain its operations and develop new businesses.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company submitted matters to a vote of its security holders at its 1995 Annual meeting of Shareholders held on Wednesday, October 16, 1996. A total of 5,501,596 votes were cast, which represent 86% of the common shares held of record on September 4, 1996. At this annual meeting, the shareholders voted in favor of each of the matters submitted to the shareholders for ratification. These matters were the election of three directors to serve for the ensuing year and the approval of the selection of Arthur Andersen LLP as the Company's independent accountants. The matters were ratified by the following votes:

                                        Favor       Against           Abstain

Election of Directors:
  R.C. Cunningham II                  5,501,594        0                 2
  David B. Talbot, Jr.                5,501,595        0                 1
  Michael S. Williams                 5,501,595        0                 1

Approve the selection of Arthur
  Andersen LLP as the Company's
  independent accountants             5,501,546        0                50


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SOONER HOLDINGS, INC.
                                               ---------------------------
                                                     (Registrant)
Dated:   November 12, 1996


                                     By:  /s/ R.C. Cunningham
                                          --------------------------------------
                                          R. C. Cunningham, Chairman and
                                            President



                                     By:  /s/ Lanny R. Lang
                                          --------------------------------------
                                          Lanny R. Lang, Treasurer
                                            (Chief Accounting Officer)