Form 10KSB
period 1996-12-31
SOONER HOLDINGS INC /OK/
filed 1997-05-20
CIK 861370

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark one)
   (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended          December 31, 1996
                                   --------------------------

   (  )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________________ to ___________________

                           Commission File No. 0-18344
                                              ------------

                              SOONER HOLDINGS, INC.
                              ---------------------
                 (Name of small business issuer in its charter)

Oklahoma                                                              73-1275261
--------                                                              ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

2680 W. I-40  Oklahoma City, Oklahoma                                      73108
---------------------------------------                                    -----
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number:                                        (405) 236-8332

Securities registered under Section 12(b) of the Exchange Act:              None
                                                                            ----

Securities registered under Section 12(g) of the
Exchange Act:                                               Common stock, no par
                                                            --------------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          Revenues for the year ending December 31, 1996 were $614,921.

         The aggregate market value of the voting stock held by non-affiliates of the Company on May 15, 1997 was approximately $38,733. As of May 15, 1997, the Company had 7,471,350 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Company's 1996 Annual Meeting of Shareholders are incorporated by reference to Part III, Items 10, 11, 12 and 13 of this Form 10-KSB report.

      This document consists of 30 pages. The exhibit index is on page 15.

                              SOONER HOLDINGS, INC.
                                   FORM 10-KSB

                   for the fiscal year ended December 31, 1996

                                Table of Contents
                                -----------------

PART I                                                                      Page
------                                                                      ----

Item 1.      Description of Business                                         3

Item 2.      Description of Property                                         6

Item 3.      Legal Proceedings                                               6

Item 4.      Submission of Matters to a Vote of Security Holders             6

Part II
-------

Item 5.      Market for Common Equity and Related Stockholder Matters        7

Item 6.      Management's Discussion and Analysis or Plan of Operation       8

Item 7.      Financial Statements                                            12

Item 8.      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosures                                    12

Part III
--------

Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act            12

Item 10.     Executive Compensation                                          13

Item 11.     Security Ownership of Certain Beneficial Owners and
                 Management                                                  13

Item 12.     Certain Relationships and Related Transactions                  13

Part IV
-------

Item 13.     Exhibits and Reports on Form 8-K                                13

             Signatures                                                      14

                                     PART I
                         ITEM 1. DESCRIPTION OF BUSINESS

Summary and Development of the Company

         Sooner Holdings, Inc., an Oklahoma corporation (hereinafter referred to as the "Company") was formed in 1986 to enter the in-home soda fountain business. Subsequently, the Company evolved into a multi-subsidiary holding company in diverse businesses. The Company has been aggressively seeking acquisitions since it was restructured in 1993. The Company currently operates through three subsidiaries, Charlie O Business Park Incorporated ("CO Park"), SD Properties, Inc. ("SDPI") and Charlie O Beverages, Inc. ("CO Beverages"). These subsidiaries and a brief summary are as follows:

o CO Park. CO Park operates a multi-unit rental property (the "Business Park") for business and industrial tenants located in Oklahoma City, Oklahoma. CO Park became an operating subsidiary upon its formation in March 1991 and is 100% owned by the Company.

o SDPI. SDPI is the sole beneficiary of a trust that owns real estate lots in an Arizona subdivision. SDPI had failed to sell any lots since its acquisition in 1993. In October 1995, SDPI commenced a business that markets and services construction contracts. In April 1997, SDPI sold its trust interest for an agreement to assume liabilities related to the trust and the underlying lots as well as an agreement to share future profits, if any, with the Company. The buyer of the trust was affiliated with a director of the Company. The Company owns 100% of SDPI.

o CO Beverages. CO Beverages operates a business that manufactures an in-home soda fountain appliance that carbonates water and associated syrups and flavors (the "Soda Shaker"). CO Beverages was formed in June 1989 as Charlie O Marketing Co. and was dormant until December 1993 when it purchased the soda fountain business from the parent company. The Company expects to sell CO Beverages during fiscal 1997. Therefore, as of December 31, 1996, the remaining assets of CO Beverages were written down to their estimated net realizable value. The Company hopes to sells CO Beverages as a going concern and therefore, realize additional value for the extensive tooling and other assets related to CO Beverages business. The Company owns 100% of CO Beverages.

During fiscal 1996 the Company consummated the sale of two of its prior investments. The Company sold a majority of the stock of one subsidiary, On TV Incorporated, and all the stock and assets related to Dynamicorp, Inc., an investment which never led to an acquisition. The Company realized a net gain of $24,686 on these two transactions. Both buyers were directly or indirectly affiliated with the Company.

                              Business Descriptions

The Real Estate Business

         CO Park operates as a real estate lessor and property manager and currently leases to 25 non-related lessees. CO Park's property includes five separate buildings, totaling approximately 126,900 square feet, located at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. The Company and its CO Beverages subsidiary currently operate out of approximately 9,000 square feet in this business park. CO Park competes with other commercial lessors in the Oklahoma City market. Its occupancy, excluding that leased to the Company and its subsidiaries, has averaged over 90% during both 1996 and 1995 and was 100% occupied at December 31, 1996.

         In October 1995 SDPI entered a new real estate oriented business acting as a sales agent and representative for various contractors. Although this business met with initial success, the Company is currently seeking additional contractor clients and is meeting with only very modest success.

The "Soda Shaker" Business

         The Company entered the Soda Shaker business in 1986 by purchasing various patents, copyrights, tooling and equipment from the estate of a bankrupt company. The Company subsequently invested in further design changes, tooling, molds and marketing in order to promote, market and sell this product. The Company has developed the capacity to manufacture and bottle fountain-type syrup in volume. In December 1993 the Company sold, transferred and assigned all its rights, title and interests in all the assets used in its Soda Shaker business to CO Beverages, its wholly owned subsidiary.

         CO Beverages operated under a strategy of emphasizing continuation syrup sales. Because the beverage market is highly competitive and dominated by national brands, the Company has had difficulty obtaining significant market penetration. In addition, the Soda Shaker has a marketing challenge related to the cost of its carbonator assembly. The self-regulating pressure valve that is part of this assembly must be precision manufactured and hand assembled. These requirements make the overall Soda Shaker unit cost relatively high. The Company believes that the market is not valuing the unit's quality, reusability and very long life but rather is comparing it to mass merchandised carbonated drinks in containers. The Company expects to sell this business segment in 1997.

Discontinued Operations

Dynamicorp Restructuring Corp. ("DRC")
--------------------------------------

         In September 1995, the Company formed a subsidiary named DRC. DRC was originally formed to acquire an investment in Dynamicorp, Inc. ("DYNA") a Texas-based public company. In November 1995, DRC acquired approximately 43% of DYNA in a private stock transaction from the largest shareholder of DYNA in exchange for approximately 8.5% of DRC's common stock.

         At that time DYNA was operating under Chapter 11 bankruptcy protection as the debtor-in-possession. The Company, via DRC, was originally seeking additional stock interest in DYNA which would give it at least 51% control of DYNA. In the event that DRC was to gain 51% control, it had agreed to lend DYNA funding to assist it in its restructuring under Chapter 11. Any such funding arrangement to DYNA would, however, be subject to Bankruptcy Court approval as post-petition funding.

         On February 29, 1996, the Bankruptcy Court appointed a trustee for DYNA and DYNA was no longer a debtor-in-possession. Through December 31, 1996, the Company or DRC had advanced a total of $58,000 to DYNA which DYNA had originally agreed to convert into additional shares of common stock which would give DRC the necessary control pursuant to the funding agreement. Although DRC assisted DYNA in filing a Reorganization Plan, the Trustee had objected to this plan. Mr. R.C. Cunningham, II, president and chairman ("Cunningham"), lent the money to the Company to fund DRC and due to the highly uncertain nature of the value and timing of realizing on its investment, effective on December 31, 1996, the Company sold all its DRC shares and related DYNA assets to Cunningham in exchange for his debt.

On TV Incorporated ("ONTV")
---------------------------

         In its 1995 10-KSB, the Company expressed its intent to sell its subsidiary, ONTV. During 1996, it arranged for the sale of a majority of its common stock to an unrelated third party for $10,000 plus the assumption of certain liabilities. This buyer put down a deposit then failed to fully perform. The Company ultimately sold its ONTV interest to Vinculum Incorporated, a
Company controlled by Bulldog Investment Company, L.L.C. ("Bulldog"), a shareholder in the Company. The Company received substantially the same sale price as under the prior sale agreement and retained approximately 4% of ONTV's common stock.

General

         Seasonality. Due to its sale or planned sale of assets or entities, the Company will not be subject to significant seasonality.

         Government Regulation. Due to its sale or planned sale of assets or entities, the Company will not be subject to significant regulation.

         Warranties. Due to the planned sale of CO Beverages' assets, the Company will not be subject to significant warranty exposure related to this business segment. The Company maintains product liability insurance coverage. In some instances, SDPI provides a one-year labor warranty.

         Employees. As of May 15, 1997, Cunningham was the Company's only full-time employee. The other officers of the Company do not spend full time on the Company's or its subsidiaries' businesses and are not compensated directly for their services. When the need exists, the Company and/or its subsidiaries will use temporary employees or subcontractors to fill its orders, ship product or perform administrative services.

                         ITEM 2. DESCRIPTION OF PROPERTY

         CO Park's industrial business park property consists of five buildings totaling approximately 126,900 square feet on five acres of real estate. This property is located at the Company's address at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. The Company and its subsidiaries occupy approximately 9,000 square feet and the remainder of the industrial park is leased to 25 unrelated lessees. The lessees generally use the property for retail, manufacturing and light industrial operations. CO Park's leases are generally for three years or less. As of May 15, 1997, excluding the square footage leased to the Company and its affiliates, the facility is 100% occupied. This property is subject to first, second and third mortgages, each of which are personally guaranteed by Cunningham.

         SDPI has no remaining real property, directly or indirectly, after the sale of the trust interest in April 1997.

         CO Beverages has no real property.


                            ITEM 3. LEGAL PROCEEDINGS

         There are no pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, except as follows:

         During 1996, the Company was named as a defendant in a lawsuit. The plaintiff alleges damages of approximately $100,000. The Company believes it has no liability under this claim due to various defenses which it intends to vigorously assert.

         The Company's Business Park operation occasionally has disputes with tenants regarding its lease agreements. In the opinion of management, such matters, including the lawsuit described above, will be resolved without material effect on the Company's results of operations or financial condition.

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


         The Company's 1996 Annual Meeting of Shareholders is scheduled for Wednesday, July 16, 1997. At such time the shareholders will elect the new board of directors as well as vote on any other items that may be properly brought before such a meeting. The Company is expected to ask the shareholders to ratify the selection of Arthur Andersen LLP as the Company's auditors for 1997.


                                     PART II
                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

Market Information

         The Company's common stock commenced trading in December 1995 on the National Association of Securities Dealers (the "NASD's") OTC Bulletin Board System under the symbol "SOON". Prior to this date, the Company's shares of common stock last traded in September 1991, at that time on the Vancouver Stock Exchange under the symbol "CJV.V". The following table sets forth the range of the high and low bid price for the shares of the Company's common stock as reported by the NASD.

                                                         Low               High
                                                         ---               ----
Fiscal 1996:
   First quarter                                         .048              .375
   Second quarter                                        .187              .250
   Third quarter                                         .062              .187
   Fourth quarter                                        .062              .281

Fiscal 1997:
   First quarter                                         .031              .031

Shareholders

         As of May 15, 1997, the Company had 477 shareholders of record. This does not include the holders whose shares are held in a depository trust in "street" name. As of May 15, 1997, at least 509,752 shares (or 8%) of the issued and outstanding stock was held in a depository trust in "street" name.

Dividend Information

         The Company has not paid or declared any dividends upon its common stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not anticipate paying any dividends in the foreseeable future.


                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

Background and Introduction

         Sooner Holdings, Inc., an Oklahoma corporation (hereinafter referred to as the "Company") was formed in 1986 to enter the in-home soda fountain business. Subsequently, the Company evolved into a multi-subsidiary holding company in diverse businesses (see Item 1. "Description of Business" for further discussion). During 1996 and early 1997 the Company narrowed its focus to Oklahoma real estate and construction oriented operations by selling a majority of its interest in ONTV, discontinuing the operations of CO Beverages and putting these assets up for sale, and by selling its interest in the beneficial trust held by SDPI.

Liquidity  and Capital  Resources - December  31, 1996  compared to December 31,
1995

         The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows comparative deficiencies in working capital at December 31:

                                                        1996            1995
                                                        ----            ----

Deficiency in working capital                        $(686,011)      $(819,258)
                                                    ============    ============

         Although the Company's working capital remains negative, the Company has been able to meet its obligations as a result of the financial support received from certain of the Company's related parties. The Company's current working capital, which has been provided in the form of short and long-term debt, has been primarily supplied either by Mr. R. C. Cunningham II, the Company's Chairman of the Board and President ("Cunningham"), or by Bulldog Investment Company, L.L.C., a Phoenix, Arizona-based merchant banking and private investment company ("Bulldog") or by Bulldog's other affiliated companies.

         During 1997, the Company expects to sell CO Beverages as a going concern and therefore yield a return on the Company's investment in tooling and intellectual property. In anticipation of this sale, the Company wrote down Beverages' inventory and assets to their estimated net realizable values as of December 31, 1996. During the period of the expected sale, CO

Beverages has more than sufficient inventory to allow it to maintain its modest sales with a minimum of additional cash.

         The only operational cash requirements not expected to be funded by revenues were the real estate taxes payable, both current and those in arrears, on SDPI's lots. Since these lots were sold in April 1997, the potential cash flow drain was eliminated. Exclusive of funds required for debt repayment, the Company believes that it can borrow any additional funds from Bulldog or Cunningham to maintain its operations, although there can be no assurance that such funds will be available when needed. In the event that the Company cannot refinance, or obtain forbearance on its current liabilities or on its long-term liabilities as they come due, the Company will undoubtedly face further severe liquidity problems which may lead to litigation, the inability to transact business, and/or foreclosure actions being initiated against a majority of the Company's assets.

         In October 1996, the Company borrowed $100,537 from American Bank & Trust of Edmond, Oklahoma under a note bearing interest at 8.75% per annum due on June 1, 1997. Proceeds of the borrowing were used to pay accounts payable and to cure the default on the real estate taxes payable on the Business Park. Accordingly, the Oklahoma Industrial Finance Authority ("OIFA") loan, which was in default due to the delinquent real estate taxes, is now no longer in default and is recorded as notes payable. In addition, the OIFA has waived principal payments on the note for one year. Cunningham and Bulldog also formally recast their liabilities as long-term liabilities during the year, also improving the Company's reported working capital position.

Results of Operations - The year ended December 31, 1996 compared to the year ended December 31, 1995

         The following table illustrates the dramatic change in revenue mix. Due to the start-up nature of SDPI's new business and the lack of a diversified customer base, the results in 1996 may not be indicative of future results.

                                            1996*               1995*
                                           Amount      %       Amount     %
                                           ------     ---      ------    ---

  CO Park revenue                     $      322,376   52   $   283,053   89
  SDPI revenue                               288,031   47        20,000    6
  CO Beverages revenue                         4,514   1         13,674    5
                                        -------------         ----------
             Total revenue            $      614,921        $   316,727
                                        =============         ==========

*Revenues of ONTV and DRC are excluded.

         As a result of increases in occupancy related to rehabilitation of its facilities, CO Park's revenues rose approximately 14%. However, a large majority of the Company's revenue increase was related to the Company's SDPI subsidiary. Approximately $100,000 of SDPI's revenues were deferred until fiscal 1997 due to the warranty service provided by SDPI for one year from completion of the contract. ONTV, which generated $15,821 in revenues in 1995, was presented as a discontinued operation for 1995 and was essentially dormant during 1996. Prior to its sale, DRC was accounted for as an investment, but it did have related expenses which are included in discontinued operations.

         Total operating expenses for the year ended December 31, 1996 were $726,725 as compared to total expenses for the comparable 1995 period of $590,504. During 1995 the Company had redeemed all the lots held by SDPI which came up for tax foreclosure. This compares to 1996 when the Company recorded a $15,340 loss on its interest in land trust due to the loss of lots in tax foreclosure sales. In addition, in 1996 the Company recorded a $115,374 write down of the CO Beverages assets to their estimated net realizable value. The Company also recorded a one time expense of $35,701 in cost of products sold related to establishing an allowance for its CO Beverages inventory related to the expected sale. Expenses related to these items will not reoccur in 1997. General and administrative expenses were stable during the year reflecting ongoing costs of restructuring and seeking additional revenues through internal growth or acquisition.

         Gains and losses from discontinued operations relate to the formal divestiture of two of the Company's expansion related subsidiaries where the expansion plan failed.

Going Concern and Management Plans

         The Company has suffered recurring losses from operations, has a shareholders' deficit of $137,671, and has negative working capital of $686,011. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         In October 1995, SDPI entered into a new business whereby SDPI acts as a marketing representative for construction contractors to develop business opportunities for those contractors for a fee, which may include warranty services. This new business line resulted in additional revenue of $288,031 for the year ended December 31, 1996.

           The Company's CO Beverages segment has experienced declining levels of sales and margins over the last several years. As a result, the Company wrote down property and equipment held by CO Beverages during 1996 to its estimated net realizable value of $50,000. The Company also wrote down its inventory to its estimated net realizable value of $5,455 during 1996. Management is in the process of developing a formal plan to sell CO Beverages, is contacting potential buyers and believes that a sale will occur during 1997.

         The Company disposed of its ONTV and DRC subsidiaries during 1996, which had not generated positive cash flow since their inception. Management believes that the disposal of ONTV, DRC and the anticipated disposal of CO Beverages will result in positive cash flows from operations and allow it to focus on improving the profitability of the operations of CO Park and SDPI. Although the Company's recent acquisition and expansion activities have met with mixed success, the Company expects to continue seeking additional acquisitions. Management is also in the process of negotiating extensions of notes payable to banks which mature during 1997.

Management believes that such extensions will provide adequate cash flow to implement the plans discussed above.

         Management believes that these plans will provide the Company the opportunity to continue as a going concern, However, there can be no assurance that these plans will be successful.

Capital Expenditures and Commitments

         During the year ended December 31, 1996, the Company made limited capital expenditures related almost entirely to its Business Park operations. Other than very modest computer and office equipment needed if it expands its businesses, the Company has no current commitments for material capital expenditures in the next 12 months. However, the Company believes it needs additional capital to develop and expand its businesses. Although the amount of such additional capital required is uncertain, it is no doubt beyond that which would be expected to be generated from its current operations. There can be no assurance that the Company will be able to obtain any such additional capital on satisfactory terms if at all. In such case, the Company's expansion will be limited and Cunningham's and Bulldog's interest in continuing to lend money to the Company would likely cease. This lack of support could lead to foreclosure or bankruptcy.

Factors That May Affect Future Results

         A number of uncertainties exist that may affect the Company's future operating results. These include the uncertain general economic conditions, the ongoing support of Bulldog and Cunningham, the ability of the Company to refinance its short and long-term liabilities on satisfactory terms, and the Company's ability to acquire sufficient funding to sustain its operations and develop new businesses. A majority of these issues directly or indirectly relate to the Company's ability to sell additional equity or debt at reasonable prices or rates, if at all. The Company and all its subsidiaries have had unsuccessful operating histories and have been consistently unprofitable. If this trend continues, the Company or any subsidiary may have to seek formal court protection from creditors.

Forward-Looking Statements

         Certain statements and information contained in this Report under the headings "Description of Business" and "Management's Discussion and Analysis or Plan of Operation" concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements.

                          ITEM 7. FINANCIAL STATEMENTS

         The following financial statements listed in the table below have been prepared in accordance with the requirements of Item 310(a) of Regulation SB.

                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                    F-1

Consolidated Balance Sheet at December 31, 1996                             F-2

Consolidated Statements of Operations for the fiscal years ended
   December 31, 1996 and December 31, 1995                                  F-3

Consolidated Statements of Shareholders' Deficit for the fiscal
   years ended December 31, 1996 and December 31, 1995                      F-4

Consolidated Statements of Cash Flows for the fiscal years ended
   December 31, 1996 and December 31, 1995                                  F-5

Notes to Consolidated Financial Statements                                  F-6


            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III
                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                      AND CONTROL PERSONS; COMPLIANCE WITH
                        SECTION 16(A) OF THE EXCHANGE ACT

         Information respecting the continuing directors and nominees of the Company is set forth under the caption "Information Concerning Directors and Nominees" and the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is set forth under the caption "Compliance with Section 16(a) under the Exchange Act," in the Company's Proxy Statement relating to its 1996 Annual Meeting of Stockholders incorporated by reference into this Form 10-KSB report, which will be filed with the Securities and Exchange Commission in accordance with Rule 14a-6(c) promulgated under the Securities Exchange Act of 1934 (the "1934 Act"). With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-KSB report, the Company's 1996 Proxy Statement is not being filed as a part hereof.

                         ITEM 10. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the 1996 Proxy Statement, which information is incorporated herein by reference.


                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the section entitled "Principal Shareholders" in the 1996 Proxy Statement, which information is incorporated herein by reference.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the 1996 Proxy Statement, which information is incorporated herein by reference.


                                     PART IV
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

                                                                            Page
                                                                            ----
Reference is made to the Exhibit Index contained in this Annual
   Report on Form 10-KSB.                                                    15

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company on May 15, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to the Company with the attention directed to the Corporate Secretary.

Reports of Form 8-K

         The Company has filed no current Reports on Form 8-K during the year ended December 31, 1996 and subsequently through the date of this report.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 1997

                                           SOONER HOLDINGS, INC.
                                           ---------------------
                                           (Registrant)

                                           By:  /s/ R. C. Cunningham II
                                           -------------------------------------
                                                  R.C. Cunningham II


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                                 Title                                     Date
---------                                 -----                                     ----


                                          Chairman of the Board, Chief Executive
/s/ R. C. Cunningham II                     Officer and President                   5/15/97
-----------------------------------------                                           ----------------
R. C. Cunningham II


/s/ David B. Talbot, Jr.                  Secretary and Director                    5/15/97
-----------------------------------------                                           ----------------
David B. Talbot, Jr.


/s/ Michael S. Williams                   Director                                  5/15/97
-----------------------------------------                                           ----------------
Michael S. Williams


/s/ Lanny R. Lang                         Treasurer (Principal Accounting           5/15/97
-----------------------------------------   Officer)                                ----------------
Lanny R. Lang

                                   FORM 10-KSB

                   For the fiscal year ended December 31, 1996

Exhibit Index
-------------

                                                                                        Page no.
  Item No.             Description                                                     (footnote)
  --------             -----------                                                     ----------

  3.1 thru 3.3         Articles of Incorporation, By-Laws and Amendments thereto          (1)

  10.1 thru 10.11      Material contracts                                                 (1)

  16.1                 Letter re: change in certifying accountant                         (1)

  19.1 thru 19.6       Other agreements                                                   (1)

  22.1                 Subsidiaries of the registrant                                      EX-1


Footnote:
---------

(1) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995 (file no. 0-18344).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Sooner Holdings, Inc.:


We have audited the accompanying consolidated balance sheet of SOONER HOLDINGS, INC. AND SUBSIDIARIES (the Company) as of December 31, 1996, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sooner Holdings, Inc. and subsidiaries, as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a shareholders' deficit of $137,671, and has a working capital deficiency of $686,011. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                               ARTHUR ANDERSEN LLP

Phoenix, Arizona,
   April 9, 1997.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1996

                                     ASSETS

CURRENT ASSETS:
   Cash                                                                     $      2,649
   Accounts receivable                                                             2,736
   Inventories                                                                     5,455
   Prepaid expenses and deposits                                                     580
                                                                            ------------

                  Total current assets                                            11,420

LAND HELD BY TRUST                                                               495,790

PROPERTY AND EQUIPMENT, net                                                    2,330,770

OTHER ASSETS, net                                                                 30,940
                                                                            ------------

                                                                            $  2,868,920
                                                                            ============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                         $     21,607
   Real estate taxes payable                                                     164,189
   Accrued liabilities to related parties                                         21,256
   Accrued liabilities                                                            28,137
   Current portion of notes payable                                              362,412
   Deferred revenue                                                               99,830
                                                                            ------------
                  Total current liabilities                                      697,431
                                                                            ------------

NOTES PAYABLE, less current portion                                            1,970,660

ROAD TRUST IMPROVEMENTS PAYABLE                                                  338,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
   Common stock, $.001 par value, 100,000,000 shares authorized,
     6,412,528  shares issued and outstanding                                      6,413
   Common stock to be issued; 1,058,822 shares                                    42,353
   Additional paid-in capital                                                  5,456,612
   Accumulated deficit                                                        (5,643,049)
                                                                            ------------
                  Total shareholders' deficit                                   (137,671)
                                                                            ------------
                                                                            $  2,868,920
                                                                            ============

 The accompanying notes are an integral part of this consolidated balance sheet.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                            1996            1995
                                                        ------------    ------------
REVENUES (Note 11):
   Rental revenue                                       $    322,376    $    283,053
   Service revenue                                           288,031          20,000
   Product revenue                                             4,514          13,674
                                                        ------------    ------------

                                                             614,921         316,727

OPERATING EXPENSES:
   Cost of products sold                                      41,156          12,234
   General and administrative                                231,392         241,234
   Depreciation and amortization                              83,083          70,876
   Interest expense                                          240,380         245,980
   Loss on repossession of land                               15,340              -
   Loss on writedown of assets                               115,374          20,180
                                                        ------------    ------------

                                                             726,725         590,504

LOSS FROM CONTINUING OPERATIONS                             (111,804)       (273,777)
                                                        ------------    ------------

DISCONTINUED OPERATIONS:
   Loss from operations of discontinued segments             (49,260)        (61,262)
   Gain on disposal of segments                               73,946              -
                                                        ------------    -----------

GAIN (LOSS) FROM DISCONTINUED OPERATIONS                      24,686         (61,262)
                                                        ------------    ------------

NET LOSS                                                $    (87,118)   $   (335,039)
                                                        ============    ============

NET LOSS PER COMMON SHARE:
   Loss from continuing operations                      $      (.01)    $      (.05)
   Gain (loss) from discontinued operations                       -            (.01)
                                                        ------------    ------------

NET LOSS PER COMMON SHARE                               $      (.01)    $      (.06)
                                                        ===========     ============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                             6,412,528       5,277,886
                                                        ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.



                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                Common Stock          Additional        Common
                                           --------------------         Paid-in        Stock to       Accumulated    Shareholders'
                                           Shares        Amount         Capital       be Issued         Deficit         Deficit
                                           ------        ------         -------       ---------         -------         -------

BALANCE, December 31, 1994                4,999,153    $     4,999    $ 5,104,194    $   353,832     $(5,220,892)        242,133
   Net loss                                    --             --             --             --          (335,039)       (335,039)
   Issuance of common stock               1,413,375          1,414        352,418       (353,832)           --              --
                                        -----------    -----------    -----------    -----------     -----------     -----------

BALANCE, December 31, 1995                6,412,528          6,413      5,456,612           --        (5,555,931)        (92,906)
   Net loss                                    --             --             --             --           (87,118)        (87,118)
   Exchange of notes payables
     for common stock (Note 7)                 --             --             --           42,353            --            42,353
                                        -----------    -----------    -----------    -----------     -----------     -----------

BALANCE, December 31, 1996                6,412,528    $     6,413    $ 5,456,612    $    42,353     $(5,643,049)    $  (137,671)
                                        ===========    ===========    ===========    ===========     ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                           1996          1995
                                                                                        ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $  (87,118)  $  (335,039)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities-
       Depreciation                                                                         83,082        70,877
       Amortization of intangible assets                                                     1,500        10,535
       Loss on repossession of land                                                         15,340            -
       Writedown of assets                                                                 115,374            -
     Changes in assets and liabilities-
       Increase in accounts receivable                                                        (287)         (357)
       Decrease in inventories                                                              39,182        48,552
       Decrease (increase) in prepaid expenses and deposits and other                        2,071          (706)
       Increase (decrease) in bank overdraft                                                (5,500)        5,500
       Decrease in accounts payable                                                           (409)      (22,673)
       Increase (decrease) in real estate taxes payable                                    (21,452)       52,229
       Increase in accrued liabilities to related parties                                   74,318       129,884
       Increase in accrued liabilities                                                       5,009        12,706
       Increase in deferred revenues                                                        99,830            -
                                                                                        ----------   -----------
                  Net cash provided by (used in) operating activities                      320,940       (28,492)
                                                                                        ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                      (62,860)           -
   Advances to Dynamicorp                                                                  (30,000)      (28,000)
                                                                                        ----------   -----------
                  Net cash used in investing activities                                    (92,860)      (28,000)
                                                                                        ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                                                            (322,211)     (385,217)
   Borrowings on notes payable                                                              93,290       443,470
                                                                                        ----------   -----------
                  Net cash provided by (used in) financing activities                     (228,921)       58,253
                                                                                        ----------   -----------
NET INCREASE (DECREASE) IN CASH                                                               (841)        1,761
CASH, beginning of year                                                                      3,490         1,729
                                                                                        ----------   -----------
CASH, end of year                                                                       $    2,649   $     3,490
                                                                                        ==========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                               $  195,006   $   204,058
                                                                                        ==========   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
     Conversion of accounts payable to notes payable                                    $   14,000   $      -
                                                                                        ==========   ==========
     Conversion of accrued liabilities to notes payable                                 $  340,096   $      -
                                                                                        ==========   ==========
     Sale of interest in DRC for reduction in notes payable                             $   58,000   $      -
                                                                                        ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996



(1)  ORGANIZATION AND OPERATIONS:

Sooner Holdings, Inc. (Sooner or the Company; an Oklahoma Corporation), through its subsidiaries, conducts business in several industries. Charlie O Business Park Incorporated (Business Park) is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. SD Properties, Inc. (SDPI) holds an interest in a trust that owns land for resale in Coconino County, Arizona. In
October 1995, SDPI entered into a new business line whereby it acts as a marketing representative for construction contractors to develop business opportunities for those contractors for a fee, which may include warranty coverage for mechanical contracting services performed on apartment buildings. Charlie O Beverages, Inc. (Beverage) is engaged in the distribution of an in-home soda fountain appliance and supplies for the preparation of carbonated beverages. During 1996, the Company sold both Dynamicorp Restructuring Corp.
(DRC) which had acquired an ownership interest in Dynamicorp, Inc. during fiscal 1995 and On TV Incorporated (On TV), which was engaged in the business of marketing consumer products (see Note 13).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a shareholders' deficit of $137,671, and has a working capital deficiency of $686,011 as of December 31, 1996. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         Management Plans

In October 1995, SDPI entered into a new business whereby it acts as a marketing representative for construction contractors to develop business opportunities for those contractors for a fee, which may include extended warranty coverage for mechanical contracting services performed on apartment buildings. This new business line resulted in additional revenue of $288,031 for the year ended December 31, 1996.

As discussed in Note 13, the Company disposed of its On TV and DRC subsidiaries during 1996, which had not generated positive cash flow since their inception.

The Company's Beverage segment has experienced declining levels of sales and margins over the last several years. As a result, the Company wrote down property and equipment held by Beverage during 1996 to its estimated net realizable value of $50,000 (see Note 2). The Company also wrote down its inventory to its estimated net realizable value of $5,455 during 1996. Management is in the process of developing a formal plan to sell Beverage, is contacting potential buyers and believes that a sale will occur during 1997.

Management believes that the disposal of On TV, DRC and the anticipated disposal of Beverage will result in positive cash flows from operations and allow it to focus on improving the profitability of the operations of Business Park and SDPI. Management is also in the process of negotiating renewals or extensions of notes payable to banks which mature during 1997. Management believes that such renewals or extensions will provide adequate cash flow to implement the plans discussed above.

Management believes that these plans will provide the Company the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

(2)   SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sooner Holdings, Inc. and all majority owned subsidiaries. All significant intercompany transactions have been eliminated. At December 31, 1996, all subsidiaries of the Company are wholly owned. Accordingly, no minority interest is presented in the accompanying balance sheet. For the years ended December 31, 1996 and 1995, the Company's majority owned subsidiaries, On TV and DRC, had stockholders' deficits. Accordingly, no minority interest was recorded due to the uncertainty of the recoverability of the resulting balance.

         Revenue Recognition

The Company records rental revenue on a straight-line basis over the term of the underlying rental agreements.

In instances where the Company provides warranty services, the Company records revenue on these contracts under the full deferral method, whereby all revenues are deferred and recognized on a straight-line basis over the contract term. Costs associated with performance under these contracts are charged to expense as incurred.

         Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with a maturity of three months or less when purchased.

         Inventories

The Company records its inventory at the lower of cost (first-in, first-out) method or market. Reserves are established against Company owned inventories for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

         Property and Equipment

Property and equipment is stated at cost. Depreciation is being provided using the straight-line method over the estimated useful lives of 5 to 40 years. Maintenance, repairs and renewals, which do not materially add to the value of an asset or appreciably prolong its life, are charged to expense as incurred.

         Other Assets

Other assets consist of unamortized loan commitment fees as of December 31, 1996, which are amortized using the straight-line method over the life of the loan.

         Net Loss Per Common Share

Net loss per common share is based upon the weighted average number of shares outstanding during the respective periods. Common stock equivalents, which consist of common stock to be issued, are not included in the net loss per share calculation as their inclusion is anti-dilutive.

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures of contingent items in these financial statements. Actual results could differ from those estimates.

         Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was adopted by the Company in fiscal 1996. The adoption of SFAS No. 121 resulted in the write-down of approximately $115,000 of Beverage's equipment. The loss was determined by estimating the liquidation value of Beverage's equipment based on quotes from used equipment appraisers.

(3)   INTEREST IN LAND TRUST:

SDPI is the sole beneficiary of a trust which owns land held for resale (Trust). As of December 31, 1996, this land consisted of 358 residential lots located in Coconino County, Arizona adjacent to the Kaibab National Forest. The Trust is administered by an independent trustee. The basis of the land held by the Trust has been reduced to approximately $496,000, which is the estimated net realizable value of the land pursuant to an independent appraisal. The lots are subject to nonrecourse liabilities for road improvements totaling $338,500 which are payable as the lots are sold. The lots are also subject to property tax liabilities, almost all of which are delinquent. These liabilities are also only recourse to the lots. The table below reflects the details of the Company's net interest in the Trust:

         Land held by trust                                    $   495,790
         Road trust improvements payable                          (338,500)
         Real estate taxes payable                                (157,290)
                                                               -----------

                  Net interest in land trust                   $        -
                                                               ===========

The Company recorded a loss of $15,340 during the year ended December 31, 1996, representing the cost basis of lots that were repossessed by Coconino County and transferred to third parties who paid back taxes on the related lots. During the year ended December 31, 1995, no lots were repossessed. In April 1997, the Company sold its interest in the land trust (see Note 14).

(4)   PROPERTY AND EQUIPMENT:

Property and equipment at December 31, 1996, is comprised of the following:

                                                    Useful Life
                                                    -----------

           Land                                          -          $ 1,191,400
           Buildings and improvements                  5-40           1,465,322
           Machinery                                   5-12             103,366
                                                                    -----------
                                                                      2,760,088
           Less: accumulated depreciation                              (429,318)
                                                                    -----------

                                                                    $ 2,330,770
                                                                    ===========

(5)   FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company believes that the carrying value of all of its monetary assets and liabilities approximates fair value as of December 31, 1996.

(6)   NOTES PAYABLE:

  Notes payable as of December 31, 1996, consists of the following:

    Note payable to bank, payments of interest only due monthly, interest at prime (8.75% at December 31, 1996) plus .5%,
    guaranteed by a  shareholder, officer and director, due
    June 1, 1997.  Unsecured.                                        $   98,800

    Note payable to bank, payments of interest only due quarterly, interest at prime plus .5%, guaranteed by a shareholder, officer
    and director, due June 1, 1997.  Unsecured.                          83,290

    Note payable to bank, payable in monthly installments of $500, interest at prime plus 1% per annum, due June 24, 1997.  Secured
    by inventory.                                                        16,868

    Note payable to individual, no stated interest rate, due on
    demand. Secured by real estate.                                     135,000

    Installment note payable to bank, interest at prime plus 3%, due June 20, 1998, guaranteed by a shareholder, officer and
    director. Secured by real estate.                                   939,590

    Installment note payable to bank, interest at prime plus 3%, per annum, due June 20, 1998, guaranteed by a shareholder,
    officer and director. Secured by real estate.                       186,992

    Oklahoma Industrial Finance Authority loan, variable interest and payments due monthly, maturing August 1, 2004, with
    interest at 3% over the Oklahoma Industrial Finance Authority's cost of capital, not to fall below 10% or exceed 14% (cost of capital was 10% on December 31, 1996),  guaranteed by a
    shareholder, officer and director. Secured by real estate and
    equipment.                                                          432,839

    Notes payable to related parties, interest ranging from 10%
    to 15% per annum, due January 1, 1998.                              439,693
                                                                     ----------
                                                                      2,033,072
    Less:  Current portion                                             (362,412)
                                                                     ----------

                                                                     $1,970,660
                                                                     ==========

(7)   SHAREHOLDERS' DEFICIT:

         Employee Stock Option Plan

The Company has a stock option plan (1995 Plan) for directors, officers, key employees and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options," as defined in Section 422A of the Internal Revenue Code or "nonqualified stock options," subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. The "fair market value" will not be less than the average of the closing bid and asked price of the common stock, as reported by NASDAQ on the date granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. No options have been granted under the 1995 Plan as of December 31, 1996.

         Common Stock to be Issued

During the year, Phoenix Financial Reporting Group, Inc. (PFRG), a related party, and the Company's chairman and president agreed to accept 358,822 and 700,000 shares of the Company's common stock, respectively, as consideration for payment in full of a $14,000 note payable plus accrued interest and a $28,000 note payable, respectively. The number of shares was based on the estimated fair value of the stock of $.04 per share on December 31, 1996, the date of the agreements. Accordingly, the Company recorded this transaction as common stock to be issued in the accompanying consolidated financial statements.

(8)   INCOME TAXES:

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company has various timing differences resulting from the establishment of reserves for financial statement purposes and other transactions. The Company has a net deferred tax asset resulting primarily from net operating loss carryforwards. The net deferred tax asset has been reduced in its entirety by a valuation allowance. No provision for income taxes has been reported in the accompanying consolidated statement of operations as any current income tax liability would be offset by net operating loss carryforwards.

(9)   RELATED PARTY TRANSACTIONS:

         Bulldog Investment Company, L.L.C.

The Company has an Advisory Agreement with Bulldog Investment Company L.L.C. (Bulldog), wherein Bulldog acts as the Company's financial advisor. Bulldog receives an annual fee equal to 5% of the Company's gross revenues, as defined in the Advisory Agreement. Fees of $30,704 and $17,226 have been recorded pursuant to this agreement for the years ended December 31, 1996 and 1995, respectively. Bulldog owns approximately 4% of the Company's common stock.

The Company recorded expenses of $727 and $47,542 for the years ended December 31, 1996 and 1995, respectively, related to assets leased from and services provided by Wheel of Bargains, Inc. (WOBI) and PFRG, which are affiliates of Bulldog.

         Talbot Investment Co.

Talbot Investment Co. ("Talbot"), is an Oklahoma City, Oklahoma-based commercial real estate brokerage firm. Mr. David Talbot, secretary and a director of the Company and Business Park, is also the principal agent for Talbot. Talbot handles all the property management services for Business Park and receives normal and customary commissions and fees for providing these services. Expenses of $36,362 and $22,597 related to services provided by Talbot have been recorded as general and administrative expenses for the years ended December 31, 1996 and 1995, respectively.

         Employment Contract

The Company has an Incentive Compensation Agreement with its president and chairman. Under the agreement, he receives no base compensation, however, he earns a cash fee of five percent (5%) of the Company's gross revenues, payable on a quarterly basis. Pursuant to this agreement, $30,704 and $17,226 have been recorded as a general and administrative expense for the years ended December 31, 1996 and 1995, respectively.

         Related Party Obligations

The following table reflects amounts owed to related parties at December 31, 1996:

                                               Notes      Accounts     Accrued
                                              Payable     Payable    Liabilities
                                             ---------   ---------   -----------

         President and Chairman              $ 129,005   $      -    $    9,022
         Bulldog and affiliate                 272,781       1,289       11,284
         WOBI                                   37,907          -            -
         Talbot                                     -           51          950
                                             ---------   ---------   ----------

         Total related party liabilities     $ 439,693   $   1,340   $   21,256
                                             =========   =========   ==========

In addition, the president and chairman has personally guaranteed $1,741,511 of the Company's notes payable.

(10)  COMMITMENTS AND CONTINGENCIES:

During 1996, the Company was named as a defendant in a lawsuit. The plaintiff alleges damages of approximately $100,000. The Company believes it has no liability under this claim due to various defenses which it intends to vigorously assert.

The Company is involved in certain other administrative proceedings arising in the normal course of business. In the opinion of management, such matters, including the lawsuit described above, will be resolved without material effect on the Company's results of operations or financial condition.

(11)  SEGMENT DATA:

The Company's business operations are conducted in three major segments which are described in Note 1.

Financial information by reportable business segment is as follows:

                                                       1996            1995
                                                   ------------    ------------
         Business Park:
           Revenues                                $    322,376    $    283,053
                                                   ============    ============

           Net income (loss)                       $    (17,011)   $     38,114
                                                   =============   ============

           Identifiable assets                     $  2,280,770    $  2,296,735
                                                   ============    ============

         Beverage:
           Revenues                                $      4,514    $     13,674
                                                   ============    ============

           Net loss                                $   (208,605)   $   (173,439)
                                                   ============    ============

           Identifiable assets                     $     50,000    $    351,063
                                                   ============    ============

         SDPI:
           Revenues                                $    288,031    $     20,000
                                                   ============    ============

           Net income (loss)                       $    247,233    $    (21,077)
                                                   ============    ============

           Identifiable assets                     $    495,790    $    522,630
                                                   ============    ============

(12)  SIGNIFICANT CUSTOMERS:

Business Park generates revenue from tenants, all of which occupy the same industrial complex in Oklahoma City, Oklahoma. At December 31, 1996 there were approximately 25 tenants. Rental revenue recorded from one customer in Business Park represented 12% and 22% of the Company's total revenues for the years ended December 31, 1996 and 1995, respectively.

SDPI generates revenue from the provision of extended warranties, primarily to owners of apartment buildings in Oklahoma. Service revenue recorded from one customer represented 44% and 6% of the Company's total revenues for the years ended December 31, 1996 and 1995, respectively.

(13)  DISCONTINUED OPERATIONS:

         On TV Segment

On December 31, 1996 the Company sold a majority of its common stock ownership interest in On TV to Vinculum Incorporated, an affiliate of Bulldog. The sale price was $64,439, paid for by a reduction of $5,000 of debt due from the Company to Vinculum, plus the assumption of net liabilities totaling $59,439 on the books of On TV. The gain on the sale of the On TV segment of $74,439, including the $10,000 cash payment forfeited by an earlier prospective buyer, is recorded separately as a component of discontinued operations in the consolidated financial statements. The loss on the operations of On TV of $9,579 and $61,262 for the years ended December 31, 1996 and 1995, respectively, are presented separately as a component of discontinued operations in the accompanying consolidated statements of operations.

         DRC Segment

In December 1996, the Company sold its interest in DRC to its president and chairman for $58,000, which was paid for by a reduction in notes payable due him. The sale resulted in a loss on disposal of $493 which is recorded separately as a component of discontinued operations in the consolidated statements of operations. Prior to the sale, DRC recorded a loss of $39,681 for the year ended December 31, 1996, which is presented separately as a component of discontinued operations in the accompanying consolidated statements of operations.

(14)  SUBSEQUENT EVENT:

In April 1997, SDPI consummated a Lot Sale Agreement and sold its interest in the land trust to Aztore Holdings, Inc., an affiliate of Bulldog, for $1 and the assumption of all liabilities related to the land. The Company shall receive 10% of net cash flow, as defined, from any sales of the lots.
                                      F-14