Form 10QSB
period 1997-03-31
SOONER HOLDINGS INC /OK/
filed 1997-05-21
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

     (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ____________ to _____________

Commission File Number:    0-18344
                         ------------

                              SOONER HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Oklahoma                                    73-1275261
----------------------------------               ------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,471,350 shares of common stock as of May 15, 1997.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                   (unaudited)
                                                                    March 31,
                                                                       1997
                                                                    -----------
                                     ASSETS
Current assets:
     Cash                                                           $    14,670
     Accounts receivable                                                  1,910
     Inventories, net                                                     5,354
     Prepaid expenses and deposits                                          580
                                                                    -----------
          Total current assets                                           22,514

Land held by trust                                                      493,260
Property and equipment, net                                           2,319,851
Other assets, net                                                        30,565
                                                                    ===========
                                                                    $ 2,866,190
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                               $    25,540
     Real estate taxes payable                                          172,389
     Accrued liabilities to related parties                              37,574
     Accrued liabilities                                                 33,140
     Current portion of notes payable                                   336,570
     Deferred revenue                                                    28,000
                                                                    -----------
          Total current liabilities                                     633,213
                                                                    -----------

Notes payable, less current portion                                   1,986,859
Road trust improvements payable                                         335,970
Commitments and contingencies                                              --

Shareholders' deficit:
     Common stock; $.001 par value, 100,000,000 shares authorized,
          7,471,350 shares issued and outstanding                         7,471
     Additional paid-in-capital                                       5,497,907
     Accumulated deficit                                             (5,595,230)
                                                                    -----------
          Total shareholders' deficit                                   (89,852)
                                                                    -----------
                                                                    $ 2,866,190
                                                                    ===========
               The accompanying notes are an integral part of this
                          consolidated balance sheet.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                             For the three months ended
                                                    March 31,
                                                 1997          1996
                                             -----------   -----------

Revenues                                     $   165,002   $   106,734
                                             -----------   -----------

Operating Expenses:
     Cost of products sold                           273           585
     General and administrative                   44,035        43,993
     Depreciation and amortization                14,939        18,879
     Interest expense                             57,936        58,789
                                             -----------   -----------
          Total operating expenses               117,183       122,246
                                             -----------   -----------

Income (loss) from continuing operations          47,819       (15,512)
                                             -----------   -----------

Loss from discontinued operations                   --          41,409
                                             -----------   -----------

Net income (loss)                            $    47,819   $   (56,921)
                                             ===========   ===========

Net Income (Loss) Per Common Share:
  Income (loss) from continuing operations   $       .01   $      --
  Loss from discontinued operations                 --            (.01)
                                             -----------   -----------

Net income  (loss) per common share          $       .01   $      (.01)
                                             ===========   ===========

Weighted average common shares outstanding     7,471,350     6,412,528
                                             ===========   ===========
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                   For the three months ended
                                                                                            March 31,
                                                                                     1997               1996
                                                                                ---------------     --------------
Cash flows from operating activities:
     Net income (loss)                                                              $   47,819        $  (56,921)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
              Depreciation and amortization                                             14,939             19,319
              Changes in assets and liabilities:
                Decrease (increase) in accounts receivable                                 826               (269)
                Decrease in inventories                                                    101                195
                Increase in prepaid expenses and deposits                                    -             (2,641)
                Decrease in bank overdraft                                                   -             (5,500)
                Increase (decrease) in accounts payable                                  3,933             (3,545)
                Increase in real estate taxes payable                                    8,200              4,533
                Increase in accrued liabilities to related parties                      26,317             50,167
                Increase in accrued liabilities                                          5,003              7,001
                Increase (decrease) in deferred revenue                                (71,830)           160,380
                Decrease in net liabilities of discontinued operations                       -               (289)
                                                                                ---------------     --------------
              Net cash provided by operating activities                                 35,308            172,430
                                                                                ---------------     --------------

Cash flows from investing activities:
     Advances to Dynamicorp                                                                  -            (30,000)
     Purchases of property and equipment                                                (3,645)                 -
                                                                                ---------------     --------------
              Net cash used in investing activities                                     (3,645)           (30,000)
                                                                                ---------------     --------------

Cash flows from financing activities:
     Repayments of notes payable                                                       (28,642)          (152,939)
     Borrowings on notes payable to related parties                                      9,000             17,150
                                                                                ---------------     --------------
              Net cash used in financing activities                                    (19,642)          (135,789)
                                                                                ---------------     --------------

Net increase in cash                                                                    12,021              6,641
Cash at beginning of year                                                                2,649              3,490
                                                                                ---------------     --------------

Cash at end of period                                                               $   14,670         $   10,131
                                                                                ===============     ==============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                       $   44,164         $   49,839
                                                                                ===============     ==============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 1997

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations
---------------------------

         Sooner Holdings, Inc., an Oklahoma corporation (the "Company"), through its subsidiaries, conducts business in several industries. Charlie O Business Park Incorporated (Business Park) is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. SD Properties, Inc. (SDPI) holds an interest in a trust that owns land for resale in Coconino County, Arizona. In
October 1995, SDPI entered into a new business line whereby it acts as a marketing representative for construction contractors to develop business opportunities for those contractors for a fee, which may include warranty services. Charlie O Beverages, Inc. (Beverages) is engaged in the distribution of an in-home soda fountain appliance and supplies for the preparation of carbonated beverages. During 1996, the Company sold both Dynamicorp Restructuring Corp. (DRC) which had acquired an ownership interest in Dynamicorp, Inc. and On TV Incorporated (OnTV) which was engaged in the business of marketing consumer products. In April 1997, the Company sold its interest in the beneficial trust held by SDPI (see Note 5).

Basis of presentation
---------------------

         The unaudited consolidated financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (the "1996 Form 10-KSB"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are, necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the Company. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

Management plans
----------------

         For the fiscal year ending December 31, 1996, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying consolidated financial statements have been prepared contemplating continuation of the Company as a going concern. The Company has sustained recurring operating losses in recent years and is expected to need additional amounts of working capital for its operations. At March 31, 1997, the Company has a shareholders' deficit of $89,852 and has a working capital deficiency of $610,699. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that its plans to revise the Company's operating and financial requirements, as described more fully in the 1996 Form 10-KSB, provide the Company the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

Principles of consolidation
---------------------------

         The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Sooner Holdings, Inc. and all majority owned subsidiaries. All significant intercompany transactions have been eliminated.

Reclassifications
-----------------

         Certain   reclassifications  have  been  made  in  the  1996  financial statements to conform with the 1997 presentation. These reclassifications do not have a material effect on the consolidated financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 1997 is comprised of the following:


   Land                                                      $  1,191,400
   Buildings and improvements                                   1,465,322
   Machinery                                                      103,366
                                                         -----------------
                                                                2,760,088
   Less accumulated depreciation                                 (440,237)
                                                         -----------------

     Property and equipment, net                             $  2,319,851
                                                         =================

NOTE 3 - RELATED PARTIES

         The Company's related parties are more fully described in the 1996 Form 10-KSB. The following table reflects amounts owed to related parties at March 31, 1997:

                                           Notes              Accounts              Accrued
                                          Payable             Payable             Liabilities
                                          -------             -------             -----------
President and chairman                     $  141,004        $           -            $  15,651
Bulldog and affiliates                        317,688                1,431               21,923
                                      ----------------     ----------------     ----------------

     Total related party liabilities       $  458,692             $  1,431            $  37,574
                                      ================     ================     ================

         In addition, the president and chairman has personally guaranteed $1,713,972 of the Company's notes payable.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

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

NOTE 5 - SUBSEQUENT EVENT

         In April 1997, SDPI consummated a Lot Sale Agreement and sold its interest in the land trust to Aztore Holdings, Inc., an affiliate of Bulldog, for $1 and the assumption of all liabilities related to the land. The Company shall receive 10% of net cash flow, as defined, from any sales of the lots.


Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB report. In addition, the discussion of the Company's expected Plan of Operation, included in the 1996 Form 10-KSB, is incorporated herein in its entirety as the discussion of the Plan of Operation as required by Item 303(a) of Regulation S-B.

Liquidity and Capital Resources - March 31, 1997 compared to March 31, 1996

         The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows reported deficiencies in working capital for the periods presented.

                                                            March 31,                            December 31,
                                                  1997                     1996                      1996
                                           --------------------     --------------------      -------------------
     Deficiency in working capital                $  (610,699)           $  (1,391,801)          $ (686,011)

         Although the Company's working capital remains negative, the Company is able to meet its obligations due to the financial support from the Company's related parties. Current working capital, which has been provided in the form of notes payable, has been primarily supplied by the

Company's   chairman  and   president  or  by  Bulldog   Advisors,   a  Phoenix,
Arizona-based merchant banking and private investment company ("Bulldog") or by Bulldog's other affiliated companies.

         The improvement in working capital from March 31, 1996 is due to the classification of the Company's Oklahoma Industrial Finance Authority (OIFA) loan as short term at March 31, 1996, due to a default on one of the terms of the OIFA loan. For the periods December 31, 1996 and March 31, 1997, the OIFA loan is not in default and is classified as long-term debt. In addition, certain related parties also formally recast their liabilities from short-term at March 31, 1996 to long-term liabilities, also improving the Company's reported capital position for the December 31, 1996 and March 31, 1997, periods.

Future Working capital requirements
-----------------------------------

         During 1997, the Company expects to sell Beverages as a going concern and therefore yield a return on the Company's investment in tooling and intellectual property. In anticipation of this sale, the Company wrote down Beverage's inventory and assets to their estimated net realizable values as of December 31, 1996. During the period of the expected sale, Beverages has sufficient inventory to allow it to maintain its modest sales with a minimum of additional cash.

         Exclusive of funds required for debt repayment, the Company believes that it can borrow any additional funds from its related parties to maintain its operations, although there can be no assurance that such funds will be available when needed. In the event that the Company cannot refinance, or obtain forbearance on its current liabilities or on its long-term liabilities as they come due, the Company will undoubtedly face further severe liquidity problems which may lead to litigation, the inability to transact business, and/or foreclosure actions being initiated against a majority of the Company's assets.

         In addition, at the time the Company cured the default on the OIFA loan, the OIFA agreed to waive principal payments on the note for one year.

Results of Operations - The quarter ended March 31, 1997 compared to the quarter ended March 31, 1996

         Revenues increased $58,268, or 55% during the first quarter of 1997 compared to the same quarter in 1996. This was due to an increase in SDPI revenues in the first quarter of 1997 in the amount of $49,460. In October 1995, SDPI entered into a new business whereby it acts as marketing representative for construction contractors to develop business opportunities for those contractors for a fee, which may include warranty services. The Company experienced significant revenue growth during fiscal 1996 attributable to this new business. The Company is currently evaluating additional business opportunities to maintain and potentially expand the SDPI business. Without such additional business opportunities, the likelihood of continued expanded revenue and continued profitability are uncertain.

         Loss from discontinued operations for the March 1996 period relates to the formal divestiture of two of the Company's subsidiaries, OnTV and DRC.

         The Company recorded net income in the first quarter 1997 of approximately $47,819 or $.01 per share, compared to a net loss in the first quarter 1996 of $(56,921), or $(.01) per share. This increase in profits was due to the increase in SDPI revenues.

Capital Expenditures and Commitments
------------------------------------

         During the first quarter ending March 31, 1997, the Company had modest capital expenditures, primarily for leasehold improvements at the Business Park. The Company has no current commitments for material capital expenditures.

Factors that May Affect Future Results
--------------------------------------

         A number of uncertainties exist that may affect the Company's future operating results. These include the uncertain general economic conditions, the ongoing support of the related parties, the ability of the Company to refinance its notes payable on satisfactory terms, and the Company's ability to acquire sufficient funding to sustain its operations and develop new businesses. A majority of these issues directly or indirectly relate to the Company's ability to sell additional equity or debt. The Company and all its subsidiaries have had unsuccessful operating histories and have been consistently unprofitable and if this trend continues the Company, or any subsidiary, may have to seek formal court protection from creditors.

Forward-Looking Statements
--------------------------

         Certain statements and information contained in this Report concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the market in which the Company competes and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward-looking statements, by their very nature include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not aware of any litigation either pending, asserted, unasserted or threatened to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, except as follows:

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

Dated:  May 15, 1997                               SOONER HOLDINGS, INC.
                                     -------------------------------------------
                                                        (Registrant)


                                  By:    /s/ Lanny R. Lang
                                     -------------------------------------------
                                     Lanny R. Lang, Treasurer
                                     (Chief Accounting Officer)
                                       10