Form 10QSB
period 1997-06-30
SOONER HOLDINGS INC /OK/
filed 1997-08-22
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

     (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                                ---------------

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from____________to_____________

Commission File Number:    0-18344
                       --------------
                              SOONER HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Oklahoma                                            73-1275261
------------------------------------               -----------------------------
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

                              YES    X        NO
                                  --------       --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                              YES             NO
                                  --------       --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,471,350 shares of common stock as of August 15, 1997.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                   (unaudited)

                                                                                           June 30,
                                                                                             1997
                                                                                         -----------
                                             ASSETS
Current assets:
     Cash                                                                                $     2,131
     Accounts receivable                                                                       1,904
     Inventories, net                                                                          5,245
     Prepaid expenses and deposits                                                             2,380
                                                                                         -----------
          Total current assets                                                                11,660

Property and equipment, net                                                                2,305,313
Other assets, net                                                                             30,190
                                                                                         -----------
                                                                                         $ 2,347,163
                                                                                         ===========

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                    $    32,610
     Real estate taxes payable                                                                13,699
     Accrued liabilities to related parties                                                   59,366
     Accrued liabilities                                                                      38,141
     Current portion of notes payable                                                        348,905
     Deferred revenue                                                                          7,000
                                                                                         -----------
          Total current liabilities                                                          499,721
                                                                                         -----------

Notes payable, less current portion                                                        1,950,052
Commitments and contingencies                                                                   --
                                                                                         -----------

Stockholders' deficit:
     Preferred stock; undesignated, authorized 10,000,000 shares, no shares issued and
         outstanding                                                                            --
     Common stock; $.001 par value, authorized 100,000,000 shares,
          7,471,350 shares issued and outstanding                                              7,471
     Additional paid-in-capital                                                            5,497,907
     Accumulated deficit                                                                  (5,607,988)
                                                                                         -----------
          Total stockholders' deficit                                                       (102,610)
                                                                                         -----------
                                                                                         $ 2,347,163
                                                                                         ===========

        The accompanying notes are an integral part of this consolidated balance sheet.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                    For the quarter ended                 For the six months ended
                                                          June 30,                                 June 30,
                                                   1997                1996                1997                1996
                                              ----------------    ---------------     ----------------    ---------------

Revenues                                            $ 107,248          $ 158,755            $ 272,250          $ 265,489
                                              ----------------    ---------------     ----------------    ---------------

Operating expenses:
     Cost of products sold                                347              1,063                  620              1,648
     General and administrative                        42,381             46,687               86,416             90,680
     Depreciation and amortization                     14,913             19,630               29,852             38,509
     Interest expense                                  67,167             55,379              125,103            114,168
                                              ----------------    ---------------     ----------------    ---------------
          Total operating expenses                    124,808            122,759              241,991            245,005
                                              ----------------    ---------------     ----------------    ---------------

Income (loss) from operations                         (17,560)            35,996               30,259             20,484

Gain on sale of land                                    4,801                  -                4,801                  -
                                              ----------------    ---------------     ----------------    ---------------
Income (loss) from continuing
operations                                            (12,759)            35,996               35,060             20,484

Loss from discontinued operations                           -             (5,787)                   -            (47,196)
                                              ----------------    ---------------     ----------------    ---------------

Net income (loss)                                   $ (12,759)         $  30,209            $  35,060          $ (26,712)
                                              ================    ===============     ================    ===============


Net income (loss) per common
share:
  Income (loss) from continuing
   operations                                          $   (*)            $    *               $    *             $    *
  Loss from discontinued operations                         -                 (*)                   -                 (*)
                                              ----------------    ---------------     ----------------    ---------------
Net income (loss) per common
share                                                  $   (*)            $    *               $    *             $   (*)
                                              ================    ===============     ================    ===============
Weighted average common shares
outstanding                                         7,471,350          6,412,528            7,471,350          6,412,528
                                              ================    ===============     ================    ===============

--------------------------------
*less than $.01 per share

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                  For the six months ended
                                                                                          June 30,
                                                                                      1997        1996
                                                                                   ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                                             $  35,060    $ (26,712)
                                                                                   ---------    ---------
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
              Depreciation and amortization                                           29,852       38,641
              Changes in assets and liabilities:
                Accounts receivable                                                      832       (1,012)
                Advances                                                                --         (9,800)
                Inventories                                                              210          791
                Prepaid expenses and deposits                                         (1,800)       1,118
                Bank overdraft                                                          --         (5,500)
                Accounts payable                                                      11,003       30,932
                Real estate taxes payable                                              6,800        7,658
                Accrued liabilities to related parties                                48,110       72,761
                Accrued liabilities                                                   10,004        3,257
                Deferred revenue                                                     (92,830)     195,228
                Net liabilities of discontinued operations                              --           (545)
                                                                                   ---------    ---------
              Net cash provided by operating activities                               47,241      306,817
                                                                                   ---------    ---------

Cash flows from investing activities:
     Sale of land                                                                          1         --
     Advances to Dynamicorp                                                             --        (30,000)
     Purchases of property and equipment                                              (3,645)     (36,011)
                                                                                   ---------    ---------
              Net cash used in investing activities                                   (3,644)     (66,011)
                                                                                   ---------    ---------

Cash flows from financing activities:
     Repayments of notes payable                                                     (57,115)    (259,046)
     Borrowings on notes payable to related parties                                   13,000       21,750
                                                                                   ---------    ---------
              Net cash used in financing activities                                  (44,115)    (237,296)
                                                                                   ---------    ---------

Net increase (decrease) in cash                                                         (518)       3,510
Cash at beginning of year                                                              2,649        3,490
                                                                                   ---------    ---------

Cash at end of period                                                              $   2,131    $   7,000
                                                                                   =========    =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                      $ 100,263    $  95,210
                                                                                   =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 1997

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations
---------------------------

         Sooner Holdings, Inc., an Oklahoma corporation (the "Company"), through its subsidiaries, conducts business in several industries. Charlie O Business Park Incorporated (Business Park) is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. Charlie O Beverages, Inc. (Beverages) is engaged in the distribution of an in-home soda fountain appliance and supplies for the preparation of carbonated beverages. SD Properties, Inc. (SDPI) solicits and manages construction activities.

         In April 1997, the Company sold its interest in the land trust held by SDPI to Aztore Holdings, Inc. ("Aztore"), a related party, for $1 and the assumption of all liabilities related to the land. The Company shall receive 10% of net cash flow, as defined, from any sales of the lots.

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

Management Plans
----------------

         For the past four fiscal years, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying consolidated financial statements have been prepared contemplating continuation of the Company as a going concern. The Company has sustained recurring operating losses in recent years and is expected to need additional amounts of working capital for its operations. At June 30, 1997, the Company has a shareholders' deficit of $102,610 and has a working capital deficiency of $488,061. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

         Management believes that its plans to revise the Company's operating and financial requirements, as described more fully in the 1996 Form 10-KSB, provide the Company the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful. In addition to these plans, during the quarter the Company sold its interest in the land trust held by SDPI, thus limiting future losses related to the land trust and related property taxes.

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

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 1997 is comprised of the following:

   Land                                              $ 1,191,400
   Buildings and improvements                          1,468,967
   Machinery                                             103,366
                                                     -----------
                                                       2,763,733
   Less accumulated depreciation                         458,420
                                                     -----------
     Property and equipment, net                     $ 2,305,313
                                                     ===========

NOTE 3 - RELATED PARTIES

         The Company's related parties are more fully described in the 1996 Form 10-KSB. The following table reflects amounts owed to related parties at June 30, 1997:

                                         L.T. Notes     Accounts       Accrued
                                           Payable       Payable     Liabilities
                                           -------       -------     -----------

President and chairman                    $144,004      $  1,031      $ 24,538
Aztore and affiliates                      318,689            --        34,828
                                          --------      --------      --------
     Total related party liabilities      $462,693      $  1,031      $ 59,366
                                          ========      ========      ========

         In addition, the president and chairman has personally guaranteed $1,686,626 of the Company's notes payable.

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

NOTE 5 - SUBSEQUENT EVENTS

         On July 7, 1997, the Company refinanced the note due American Bank & Trust of Edmond in the original principal amount of $100,500. The new note in the remaining principal amount of $40,000 bears interest at 9%, requires quarterly interest only payments beginning September 1997 and is due in full on June 1, 1998.

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

Liquidity and Capital Resources - June 30, 1997 (unaudited) compared to June 30, 1996 (unaudited)

         The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows comparative deficiencies in working capital.

                                              June 30,             Dec. 31, 1996
                                        1997            1996         (audited)
                                        ----            ----          -------

Deficiency in working capital      $  (488,061)    $  (801,094)     $ (686,011)
                                   ============    ============    ===========

         Although the Company's working capital is negative, the Company is able to meet its obligations due to the financial support from certain of the Company's related parties. Current working capital, which has been provided in the form of notes payable, has been primarily supplied by the Company's chairman and president, or by Aztore Holdings, Inc., a Phoenix, Arizona merchant banking company ("Aztore") or by Aztore's other affiliated companies.

Future Working capital requirements
-----------------------------------

         During 1997, the Company expects to sell Beverages as a going concern and therefore yield a return on the Company's investment in tooling and intellectual property. In anticipation of this sale, the Company wrote down Beverage's inventory and assets to its estimated net realizable value as of December 31, 1996. During the period of the expected sale, Beverages has sufficient inventory to allow it to maintain its modest sales with a minimum of additional cash.

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

         In October 1996, the Company borrowed approximately $100,500 from American Bank & Trust of Edmond, Oklahoma under a note bearing interest at 8.75% per annum due on June 1, 1997. Proceeds of the borrowing were used to pay accounts payable and to cure the default on the real estate taxes payable on the Business Park. Accordingly, the Oklahoma Industrial Finance Authority (OIFA) loan, which was in default as of June 30, 1996, due to the delinquent real estates taxes, is not in default as of June 30, 1997, and is recorded as notes payable. In addition, the OIFA has waived principal payments on the note for one year. Certain related parties also formally recast their liabilities as long-term liabilities, also improving the Company's reported working capital position.

         In April 1997, the Company sold its interest in the land trust held by SDPI to Aztore, a related party, for $1 and the assumption of all liabilities related to the land. This reduced the Company's real estate taxes payable by approximately $162,000, thus eliminating future cash flow drain related to the real estate taxes on the land trust as well as losses resulting from lots lost due to tax foreclosure sales.

Results  of  Operations  - The  quarter  and six  months  ended  June  30,  1997
(unaudited)  compared  to the  quarter  and  six  months  ended  June  30,  1996
(unaudited)

         The following table illustrates the Company's revenue mix:

                                Quarter ended             Six months ended
                                   June 30,                   June 30,
                           ----------------------      ----------------------
                             1997          1996          1997          1996
                           --------      --------      --------      --------
Business Park revenue      $ 85,737      $ 78,236      $173,581      $156,712
SDPI revenue                 21,000        79,263        97,830       106,633
Beverages revenue               511         1,256           839         2,144
                           --------      --------      --------      --------
      Total revenue        $107,248      $158,755      $272,250      $265,489
                           ========      ========      ========      ========

         As a result of increases in occupancy related to rehabilitation of its facilities, Business Park's revenues rose $7,501 (10%) and $16,869 (11%) for the quarter and six months ended June 30, 1997, compared to the same quarter and six month periods in 1996. At the end of the quarter the Business Park was 100% occupied. However, 60% of the Business Park's leases expire during the next twelve months. The Company believes it may have to seek at least one major new tenant. Any change in the Company's current tenants may have negative impacts on the Company's financial condition including, but not limited to, the cost of new leasehold improvements to attract new tenants, increased leasing fees or lower rent revenue due to vacancy. There is no assurance the Company's historically high occupancy rate will continue.

         SDPI revenues decreased by $58,263 (73%) and $8,803 (8%) for the quarter and six months ended June 30, 1997, compared to the same quarter and six month periods in 1996. In October 1995, SDPI entered into a new business whereby it acts as marketing representative for construction contractors to develop business opportunities for those contractors for a fee, which may include warranty services. The Company experienced significant revenue growth during fiscal 1996 attributable to this new business. Approximately $100,000 of SDPI's revenues were deferred until fiscal 1997 due to the warranty service provided by SDPI for one year from completion of the contract. Substantially all the deferred revenue was recognized in the first six months of 1997. SDPI continues to evaluate additional business opportunities related to this new business, but the likelihood of continued revenues and profitability related to this business are uncertain.

         Total operating expenses for the quarter and six months ended June 30, 1997, were virtually unchanged as compared to total operating expenses for the comparable 1996 periods. In 1996 the Company wrote down the Beverages assets to their estimated net realizable value, which resulted in a decrease in depreciation expense in 1997. This decrease in depreciation expense was offset by an increase in interest expense due to increased borrowings. General and administrative expenses were stable for the quarter and six months periods reflecting ongoing costs of restructuring and seeking additional revenues through internal growth or acquisition.

         Gain on sale of land for the 1997 periods relates to the sale of the Company's interest in the land trust held by SDPI. Loss from discontinued operations for the 1996 periods relate to the divestiture of two of the Company's subsidiaries in 1996.

         The Company recorded net loss for the quarter of $12,759 as compared to net income of $30,209 for the comparable 1996 period. Since operating expenses were unchanged, the net loss in 1997 was due solely to the decrease in revenues primarily from the SDPI subsidiary. The Company is currently evaluating additional business opportunities related to the SDPI business.

Capital Expenditures and Commitments

         During the quarter and six months ending June 30, 1997, the Company had modest capital expenditures primarily for leasehold improvements at the Business Park. The Company has no current commitments for material capital expenditures.

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

         The Company's Business Park operation occasionally has disputes with tenants regarding its lease agreements. In the opinion of management, such matters will be resolved without material effect on the Company's results of operations or financial condition.

Item 2. Changes in Securities

         None

Item 3. Defaults Upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5. Other Information

         On July 3, 1997, Mr. David B. Talbot, Jr. resigned as a member of the board of directors and as secretary of the Company. Mr. R.C. Cunningham, III, was appointed to succeed Mr. Talbot on the board and was elected by the board to serve as secretary of the Company. Mr. Talbot's resignation was not the result of any disagreement on accounting principles or corporate policies.

Item 6. Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      SOONER HOLDINGS, INC.
                                              ----------------------------------
                                                          (Registrant)
Dated:   August 15, 1997
      --------------------
                                           By:  /s/ R.C. Cunningham
                                              ----------------------------------
                                              R. C. Cunningham, II, Chairman and
                                               President

                                           By:  /s/ Lanny R. Lang
                                              ----------------------------------
                                              Lanny R. Lang, Treasurer
                                               (Chief Accounting Officer)
                                       11