Form 10QSB
period 1997-09-30
SOONER HOLDINGS INC /OK/
filed 1997-11-13
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

     (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended     September 30, 1997
                                              --------------------------

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to
                                             ----------    ----------

Commission File Number:    0-18344
                        ---------------

                              SOONER HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Oklahoma                                    73-1275261
---------------------------------------            -----------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,471,350 shares of common stock as of November 13, 1997.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                   (unaudited)

                                                                                          Sept. 30,
                                                                                             1997
                                                                                         -----------
                                     ASSETS
Current assets:
     Cash                                                                                $     5,251
     Accounts receivable                                                                       3,724
     Inventories, net                                                                          5,093
     Prepaid expenses and deposits                                                             1,780
                                                                                         -----------
          Total current assets                                                                15,848

Property and equipment, net                                                                2,295,917
Other assets, net                                                                             29,815
                                                                                         ===========
                                                                                         $ 2,341,580
                                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                                    $    26,669
     Real estate taxes payable                                                                17,099
     Accrued liabilities to related parties                                                   71,710
     Accrued liabilities                                                                      32,266
     Current portion of notes payable                                                        374,053
                                                                                         -----------
          Total current liabilities                                                          521,797
                                                                                         -----------

Notes payable, less current portion                                                        1,899,452
Commitments and contingencies                                                                   --
                                                                                         -----------

Stockholders' deficit:
     Preferred stock; undesignated, authorized 10,000,000 shares, no shares
         issued and outstanding                                                                 --
     Common stock; $.001 par value, authorized 100,000,000 shares,
          7,471,350 shares issued and outstanding                                              7,471
     Additional paid-in-capital                                                            5,497,907
     Accumulated deficit                                                                  (5,585,047)
                                                                                         -----------
          Total stockholders' deficit                                                        (79,669)
                                                                                         -----------
                                                                                         $ 2,341,580
                                                                                         ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                    For the quarter ended                 For the nine months ended
                                                        September 30,                           September 30,
                                                   1997                1996                1997                1996
                                              ----------------    ---------------     ---------------     ---------------
Revenues                                            $ 91,539           $170,821              $363,789          $436,310
                                              ----------------    ---------------     ----------------    ---------------

Operating expenses:
     Cost of products sold                               279              1,391                   899             3,039
     General and administrative                       41,069             81,272               127,485           171,952
     Depreciation and amortization                    15,001             24,296                44,853            62,805
     Interest expense                                 51,249             57,476               176,352           171,644
                                              ----------------    ---------------     ----------------    ---------------
          Total operating expenses                   107,598            164,435               349,589           409,440
                                              ----------------    ---------------     ----------------    ---------------

Income (loss) from operations                        (16,059)             6,386                14,200            26,870

Other income (loss)                                   39,000             (17,370)              43,801            (17,370)
                                              ----------------    ---------------     ----------------    ---------------

Income (loss) from continuing operations
                                                      22,941             (10,984)              58,001             9,500

Loss from discontinued operations                          -                (561)                   -            (47,757)
                                              ----------------    ---------------     ----------------    ---------------

Net income (loss)                                  $  22,941           $ (11,545)           $  58,001          $ (38,257)
                                              ================    ===============     ================    ===============

Net income (loss) per common share:
  Income (loss) from continuing operations
                                                            *                 (*)                   *                 *
  Loss from discontinued operations                        -                  (*)                   -                 (*)
                                              ================    ===============     ================    ===============
Net income (loss) per common share                $         *           $     (*)         $         *           $     (*)
                                              ================    ===============     ================    ===============
Weighted average common shares outstanding         7,471,350          6,412,528             7,471,350         6,412,528
                                              ================    ===============     ================    ===============

* less than $.01

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                             For the nine months ended
                                                                   September 30,
                                                                1997         1996
                                                              ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                        $  58,001    $ (38,257)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
              Depreciation and amortization                      44,853       62,805
              Loss on repossession of land                         --         17,370
              Stock received for payment of fees                (39,000)        --
              Changes in assets and liabilities:
                Accounts receivable                                (988)        (151)
                Inventories                                         362        1,429
                Prepaid expenses and deposits                    (1,200)       1,127
                Bank overdraft                                     --         (5,500)
                Accounts payable                                  5,062       37,975
                Real estate taxes payable                        10,200       11,251
                Real estate taxes payable recourse to land         --         13,157
                Accrued liabilities to related parties           67,895       65,101
                Accrued liabilities                               7,019          716
                Deferred revenue                                (99,830)     195,027
                Net liabilities of discontinued operations         --         43,799
                                                              ---------    ---------
              Net cash provided by operating activities          52,374      405,849
                                                              ---------    ---------

Cash flows from investing activities:
     Sale of land                                                     1         --
     Advances to Dynamicorp                                        --        (30,000)
     Purchases of property and equipment                         (8,875)     (60,502)
                                                              ---------    ---------
              Net cash used in investing activities              (8,874)     (90,502)
                                                              ---------    ---------

Cash flows from financing activities:
     Repayments of notes payable                                (54,198)    (334,157)
     Borrowings on notes payable to related parties              13,300       20,499
                                                              ---------    ---------
              Net cash used in financing activities             (40,898)    (313,658)
                                                              ---------    ---------

Net increase in cash                                              2,602        1,689
Cash at beginning of year                                         2,649        3,490
                                                              ---------    ---------

Cash at end of period                                         $   5,251    $   5,179
                                                              =========    =========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                 $ 141,043    $ 140,967
                                                              =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 1997

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization and operations

Sooner Holdings, Inc., an Oklahoma corporation (Company), through its subsidiaries, conducts business in several industries. Charlie O Business Park Incorporated (Business Park) is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. Charlie O Beverages, Inc. (Beverages) is engaged in the distribution of an in-home soda fountain appliance and supplies for the preparation of carbonated beverages. SD Properties, Inc. (SDPI) solicits and manages construction activities. New Directions Acquisitions Corp.
(NDAC), a newly formed subsidiary of the company, acquired an option to purchase certain assets (see Note 2).

         Basis of presentation

The unaudited consolidated financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996 (1996 Form 10-KSB). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the Company. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

         Reclassifications

Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 presentation. These reclassifications do not have a material effect on the consolidated financial statements.

         Management Plans

For the past four fiscal years, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying consolidated financial statements have been prepared contemplating continuation of the Company as a going concern. The Company has sustained recurring operating losses in recent years and is expected to need additional amounts of working capital for its operations. At September 30, 1997, the Company has a shareholders' deficit of $79,669 and has a working capital deficiency of $505,949. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

Management of the Company is pursuing merger and/or acquisition opportunities. Management believes it can successfully complete an acquisition or merger that will enable the Company to continue as a going concern; however, there can be no assurance that it will be successful in this endeavor.

NOTE 2 - OPTION TO ACQUIRE ASSETS

In September 1997, NDAC entered into an Option Agreement (the "Option") to purchase all the assets of New Direction Centers of America, L.L.C. (NDA) and Horizon Lodges of America, Inc. (HLA) (together the "Sellers"). The Sellers' assets relate to a community corrections facility, or "halfway" house, operated in Oklahoma City, Oklahoma. As consideration for the grant of the Option, NDAC agreed to lend the Sellers $325,000 for costs directly related to the rehabilitation of the facility. Pursuant to the Option Agreement, the exercise price of the Option will be $1,725,000, plus (i) the assumption of a "royalty" fee for the next 20 years of at least $6,000 per month due to the original permitting owner, (ii) the assumption of the rehabilitation loan, and (iii) 1,000,000 shares of common stock of the Company. The president and chairman of the Company, is a major lender to HLA and a major investor and lender in NDA. The Option expires on January 31, 1998.

If the Company exercises the Option, it will provide the Company diversification into a new business; however, there can be no assurance that the Company will be successful in this endeavor or whether the Company can raise the capital necessary to acquire the assets in accordance with the terms of the Option.

NOTE 3 - RELATED PARTY OBLIGATIONS

Related parties are more fully described in the 1996 Form 10-KSB. The table below reflects the related party obligations as of September 30, 1997. In addition, the president and chairman of the Company has personally guaranteed $1,686,662 of the Company's notes payable.

                                                    L.T. Notes         Accrued
                                                     Payable         Liabilities
                                                     -------         -----------

President and chairman                               $144,004         $ 32,827
Aztore and affiliates                                 287,430           38,883
                                                     --------         --------
Total related party liabilities                      $431,434         $ 71,710
                                                     ========         ========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In connection with the Option Agreement (see Note 2), NDAC has committed to lend $325,000 to the Sellers. In addition, NDAC has entered into a contingent contract with Mr. Ron Alexander, the current General Manager of NDA, who has agreed to become the president of NDAC. The contract with Mr. Alexander, only if NDAC exercises its Option, includes the grant of stock options for the purchase of up to 1,200,000 shares of common stock of the Company at an exercise price of $.05 per share. These options would vest over three years.

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

Liquidity and Capital Resources - September 30, 1997 (unaudited) compared to September 30, 1996 (unaudited).

The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows comparative deficiencies in working capital. Current working capital has been primarily supplied by the Company's chairman and president, by Aztore Holdings, Inc. (Aztore), a Phoenix, Arizona investment company or by Aztore's other affiliated companies.

                                          September 30,         Dec. 31, 1996
                                       1997           1996        (audited)
                                       ----           ----        ---------

    Deficiency in working capital   $  (505,949)   $  (500,249)   $(686,011)
                                    ===========    ===========    =========

Since December 31, 1996, the Company has been attempting to sell Beverages as a going concern in order to yield a return on the Company's investment in tooling and intellectual property. In anticipation of this sale, the Company wrote down Beverage's inventory and assets to their estimated net realizable value as of December 31, 1996.

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

For the past few years, management has been pursuing merger and/or acquisition opportunities. In September 1997, New Directions Acquisition Corp. (NDAC), a newly formed subsidiary of the Company, entered into an Option Agreement (the "Option") to purchase all the assets of New Direction Centers of America, L.L.C.
(NDA) and Horizon Lodges of America, Inc. (HLA) (together the "Sellers"). The Sellers' assets relate to a community corrections facility, or "halfway" house, operated in Oklahoma City, Oklahoma. As consideration for the grant of the Option, NDAC agreed to lend the Sellers $325,000 for costs directly related to the rehabilitation of the facility.

Pursuant to the Option Agreement, the exercise price of the Option will be $1,725,000, plus (i) the assumption of a "royalty" fee for the next 20 years of at least $6,000 per month due to the original permitting owner, (ii) the assumption of the rehabilitation loan, and (iii) 1,000,000 shares of common stock of the Company. The president and chairman of the Company, is a major lender to HLA and a major investor and lender in NDA. The Option expires on January 31, 1998. If the Company exercises the Option, it will provide the Company diversification into a new business; however, there can be no assurance that the Company will be successful in funding this acquisition or whether the Company can provide sufficient funding to maintain its Option.

NDA currently houses between 60 and 100 women under the control of the Oklahoma Department of Corrections (ODOC). NDA recently expanded its available beds to
155. The $325,000 loan will be used for costs directly related to the rehabilitation of the facility to qualify it for American Correctional
Association (ACA) accreditation and for expansion to accommodate 300 clients, the maximum number for which the HLA facility is permitted by the ODOC.

The Company is still evaluating the structure of the acquisition since not all of the NDA members agreed to the Option Agreement. Although NDAC believes that a sufficient percent of the members (more than 50%) agreed to the grant of the Option to sell the assets, there have been ongoing discussions with the NDA members who did not sign. The fact that less than 100% of NDA members signed the Option Agreement may make raising the amount of financing required to execute the Option Agreement more difficult.

Results of  Operations  - The quarter and nine months ended  September  30, 1997
(unaudited) compared to the quarter and nine months ended September 30, 1996 (unaudited)

The following table illustrates the Company's revenue mix.

                                     Quarter ended          Nine months ended
                                     September 30,             September 30,
                                   1997         1996         1997         1996
                                   ----         ----         ----         ----

Business Park revenue            $ 84,053     $ 83,021     $257,634     $239,733
SDPI revenue                        7,000       86,202      104,830      192,834
Beverages revenue                     486        1,598        1,325        3,743
                                 --------     --------     --------     --------

     Total revenue               $ 91,539     $170,821     $363,789     $436,310
                                 ========     ========     ========     ========

As a result of increases in occupancy related to rehabilitation of its facilities, Business Park revenues rose $1,032 (1%) and $17,901 (7%) for the quarter and nine months ended September 30, 1997, compared to the same quarter and nine-month periods in 1996. At the end of the quarter the Business Park was 100% occupied. However, 35% of the Business Park leases expire during the next twelve months. During the quarter, the Company successfully renegotiated eight leases (or 25%) to three-year leases. Subsequent to September 30, 1997, the Company lost one tenant that accounted for 24% of total revenues for Business Park. This change in the Company's current tenants may have a negative impact on the Company's profitability in the fourth quarter. Losses of tenants in the future could affect future operations and financial position because of the cost of new leasehold improvements and lower revenue due to any prolonged vacancy. There is no assurance the Company's historically high occupancy rate will continue.

SDPI revenues decreased by $79,202 (92%) and $88,004 (46%) for the quarter and nine months ended September 30, 1997, compared to the same quarter and nine-month periods in 1996. SDPI, a marketing representative for construction contractors, had revenue growth during fiscal 1996 and early 1997 attributable to entry into this new business. Although SDPI continues to evaluate opportunities related to this business, additional revenues related to this business are unlikely.

Total operating expenses for the quarter and nine months ended September 30, 1997 were $107,598 and $349,589, respectively, as compared to total expenses for the comparable 1996 periods of $164,435 and $409,440, respectively. The decrease in the 1997 expenses for the quarter and nine months was due primarily to a decrease in general and administrative (G&A) expenses, consisting primarily of professional and management fees. Also, in the 1996 periods there were costs associated with the rehabilitation of the Business Park facilities that did not occur in the comparable 1997 periods. In addition, in 1996 the Company wrote down the Beverages assets to their estimated net realizable value, which resulted in a decrease in depreciation expense in 1997. This decrease in depreciation expense was offset by an increase in interest expense due to increased borrowings.

Other income (loss) consists of gains totaling $43,801 for the 1997 periods. These gains arose from the sale of the Company's interest in the land trust held by SDPI ($4,801) and the sale of stock in On TV Incorporated (ONTV) acquired in 1994 ($39,000). The loss for the 1996 periods relates to the loss of certain of SDPI's lots due to tax foreclosure sales. Loss from discontinued operations for the 1996 periods relate to the divestiture of two of the Company's subsidiaries in 1996 including the majority ownership of ONTV.

The Company recorded net income from continuing operations for the nine-month period of 1997 of $58,001 as compared to net income of $9,500 for the comparable 1996 period. The increase in net income from continuing operations in 1997 was due primarily to the sale of the land trust held by SDPI in 1997 thus eliminating losses resulting from lots lost due to tax foreclosure sales.

Capital Expenditures and Commitments

During the quarter and nine months ending September 30, 1997, the Company had modest capital expenditures primarily for leasehold improvements at the Business Park.

In order to consummate the NDAC Option Agreement as currently structured, the Company will have to raise approximately $2,100,000 by January 31, 1998. Such funds are expected to be raised by a combination of debt and equity. As consideration for the Option, the Company has an interim-funding requirement of $325,000, which is included in the above amount. This funding will only be available for pre-approved rehabilitation expenses related to the facility. There can be no assurance that the Company will be successful in this endeavor or whether the Company can provide sufficient funding to maintain its Option.

Forward-looking statements

This Form 10-QSB, including all documents incorporated by reference, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical facts included in this Form 10-QSB (and in documents incorporated by reference), including without limitation, statements under "Management's Discussion and Analysis or Plan of Operation" regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this section.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not aware of any litigation either pending, asserted, unasserted or threatened to which the Company or any of is subsidiaries is a party or of which any of their property is the subject, except as follows:

         During 1996, the Company was named as a defendant in a lawsuit. The Company answered the suit in August 1996 and there has been no further activity. The plaintiff alleges damages of approximately $100,000. The Company believes it has no liability under this claim due to various defenses which it intends to vigorously assert. However, such defense will likely cost the Company legal fees and expenses which it may be unable to recover from the plaintiff.

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

         None

Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On July 3, 1997, Mr. David B. Talbot, Jr. resigned as a member of the board of directors and as secretary of the Company. Mr. Talbot's resignation was not the result of any disagreement on accounting principles or corporate policies. Mr. R. C. Cunningham, III, 33, a mortgage broker in Washington, D.C. and the son of the president and chairman, was appointed to succeed Mr. Talbot on the board and was elected by the board to serve as secretary of the Company.

Item 6.  Exhibits and Reports on Form 8-K

                                                                            Page
                                                                            ----
10.1     Option Agreement by and between Sooner Holdings, Inc., New
          Directions Acquisition Corp., New Direction Centers of
          America, L.L.C., and Horizon Lodges of America, Inc. dated
          September 9, 1997                                                 E-1

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   SOONER HOLDINGS, INC.
                                        ----------------------------------------
                                                       (Registrant)
Dated:   November 13, 1997
       ------------------------

                                        By:  /s/ R.C. Cunningham
                                        ----------------------------------------
                                             R. C. Cunningham II, Chairman and
                                             President


                                        By:  /s/ Lanny R. Lang
                                        ----------------------------------------
                                             Lanny R. Lang, Treasurer
                                             (Chief Accounting Officer)
                                       12