Form 10KSB
period 1997-12-31
SOONER HOLDINGS INC /OK/
filed 1998-06-18
CIK 861370

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

                           Commission File No. 0-18344

                              SOONER HOLDINGS, INC.
                              ---------------------
                 (Name of small business issuer in its charter)

                Oklahoma                                         73-1275261
                --------                                         ----------
    (State or other jurisdiction of                             (IRS Employer
     incorporation or organization)                          Identification No.)

  2680 W. Interstate 40, Oklahoma City, OK                              73108
  ----------------------------------------                              -----
  (Address of principal executive offices)                            (Zip Code)

Issuer's telephone number:                                       (405) 236-8332
                                                                 --------------

Securities registered under Section 12(b) of the Exchange Act:             None
                                                                           ----

Securities registered under Section 12(g) of the Exchange Act:     Common stock,
                                                                      no par
                                                                   -------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [ ]

         Revenues for the year ending December 31, 1997 were $432,449.

         The aggregate market value of the voting stock held by non-affiliates of the Company on April 30, 1998 was approximately $590,000. As of April 30, 1998, the Company had 7,471,350 shares of common stock issued and outstanding.

         Transitional Small Business Issuer Disclosure Format    Yes     No X
                                                                    ---    ---

      This document consists of 31 pages. The exhibit index is on page 28.

                              SOONER HOLDINGS, INC.
                                   FORM 10-KSB

                   For the fiscal year ended December 31, 1997

                                Table of Contents
                                -----------------

PART I                                                                     Page
------                                                                     ----

Item 1.     Description of Business                                          3

Item 2.     Description of Property                                          4

Item 3.     Legal Proceedings                                                4

Item 4.     Submission of Matters to a Vote of Security Holders              4

Part II
-------

Item 5.     Market for Common Equity and Related Stockholder Matters         5

Item 6.     Management's Discussion and Analysis or Plan of Operation        5

Item 7.     Financial Statements                                             8

Item 8.     Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosures                                      22

Part III
--------

Item 9.     Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act      22

Item 10.    Executive Compensation                                          24


Item 11.    Security Ownership of Certain Beneficial Owners and Management  26

Item 12.    Certain Relationships and Related Transactions                  27

Part IV

Item 13.    Exhibits and Reports on Form 8-K                                28

            Signatures                                                      29

                                     PART I
                         ITEM 1. DESCRIPTION OF BUSINESS

Development of the Company

         Sooner Holdings, Inc., an Oklahoma corporation (hereinafter referred to as the "Company") was formed in 1986 to enter the in-home soda fountain business. Subsequently, the Company evolved into a multi-subsidiary holding company in diverse businesses. The Company has been aggressively seeking acquisitions since it was restructured in 1993.

         The Company currently operates primarily through one of its subsidiaries, Charlie O Business Park Incorporated ("Business Park"). Business Park operates a multi-unit rental property for business and industrial tenants located in Oklahoma City, Oklahoma. Business Park became an operating subsidiary upon its formation in March 1991 and is 100% owned by the Company.

         The Company also owns 100% of SD Properties, Inc. ("SDPI"). SDPI operated as a marketing representative for construction contractors and had revenues during fiscal 1996 and early 1997 attributable to this business. Although SDPI continues to evaluate opportunities, additional revenues related to this business are unlikely. Until April 1997, SDPI also held an interest in a beneficial trust that owned real estate lots in an Arizona subdivision. SDPI's net book value in the beneficial trust was negative due to offsetting liabilities related to the trust and the underlying lots. In April 1997, SDPI sold the interest in the beneficial trust to a related party for $1.00 and the assumption of all liabilities plus an agreement to share future profits, if any, with the Company.

         The Company also owns 100% of Charlie O Beverages, Inc. ("Beverages"), which operates the original in-home soda fountain business. The Company has been trying to sell Beverages as a going concern or liquidate the assets of this business, although at this time the Company has no formal plan of disposal. Therefore, the remaining assets of Beverages consisting of inventory and equipment have been written down to their estimated realizable value. The Company hopes to sells Beverages as a going concern and therefore, realize additional value for the extensive tooling and other assets related to Beverages business. These latter assets were written off in their entirety during 1996.

         During fiscal 1997 the Company formed a new subsidiary, New Directions Acquisition Corp ("NDAC"), and has a letter of intent to acquire certain assets of a community correction business in Oklahoma City.

Business Description

         Business Park operates as a real estate lessor and property manager and currently leases to 21 non-related lessees. Business Park's property includes five separate buildings, covering approximately 126,900 square feet, located at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. The Company and its Beverages subsidiary currently operate out of approximately 9,000 square feet in this business park. Business Park competes with other commercial lessors in the Oklahoma City market. Its occupancy, excluding that leased to the Company and its subsidiaries, has averaged over 88% during both 1997 and 1996.

General

         Seasonality.   None  of  the  Company's  subsidiaries  are  subject  to
significant seasonality in its businesses.

         Government Regulation. None of the Company's subsidiaries are subject to significant regulation in its businesses.

         Warranties.   None  of  the  Company's   subsidiaries  are  subject  to
significant warranty exposure in its businesses. The Company maintains product liability insurance coverage with respect to its Beverages business.

         Employees.  As of  April  30,  1998,  the  Company  had  one  full-time employee, Mr. R.C. Cunningham II, the Company's president and chairman ("Cunningham"). The other officers of the Company do not spend full time on the Company's or its subsidiaries' businesses and are not compensated directly for their services. When the need exists, the Company and/or its subsidiaries use temporary employees or subcontractors to fill its orders, ship product or perform administrative services.


                         ITEM 2. DESCRIPTION OF PROPERTY

         Business Park's industrial business park property consists of five buildings totaling approximately 126,900 square feet on five acres of real estate. This property is located at the Company's address at the intersection of Interstate 40 and Agnew Street in Oklahoma City, Oklahoma. The Company and its subsidiaries occupy approximately 9,000 square feet and the remainder of the business park is leased to 21 unrelated lessees. The lessees generally use the property for retail, manufacturing and light industrial operations. Business Park's leases are generally for three to five years. As of April 30, 1998, excluding the square footage leased to the Company and its affiliates, the facility is 76% occupied. This property is subject to first, second and third mortgages, each of which are personally guaranteed by Cunningham.

         SDPI has no remaining real property, directly or indirectly, after the sale of the trust interest in April 1997. Beverages has no real property.


                            ITEM 3. LEGAL PROCEEDINGS

         During 1996, the Company was named as a defendant in a lawsuit. The plaintiff alleges damages of approximately $100,000. The Company believes it has no liability under this claim due to various defenses, which it intends to vigorously assert. There are no other pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

         The Company is involved in certain other administrative proceedings arising in the normal course of business, pertaining to the operations of Business Park. In the opinion of management, such matters, including the lawsuit described above, will be resolved without material effect on the Company's results of operations or financial condition.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise. The Company's last meeting of shareholders was in 1996.

                                     PART II
                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

Market information

         The Company's common stock trades on the OTC Bulletin Board under the symbol "SOON". The following table sets forth the range of the high and low bid price for the shares of the Company's common stock as reported by the OTC Bulletin Board.

                                            Low         High
                                            ---         ----
Fiscal 1997:
   First quarter                              .031        .031
   Second quarter                             .031        .031
   Third quarter                              .031        .031
   Fourth quarter                             .031        .175

Fiscal 1998:
   First quarter                              .250        .875
   Second quarter (to April 30, 1998)         .375        .375

Shareholders

         As of April 30, 1998, the Company had 555 shareholders of record, not including shares held in "street name." As of April 30, 1998, 865,906 shares (or approximately 12%) of the issued and outstanding stock was held by The Depository Trust Company in street name.

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


                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

Plan of Operation

         The Company was formed in 1986 to enter the in-home soda fountain business. Subsequently, the Company evolved into a multi-subsidiary holding company in diverse businesses (see Item 1. "Description of Business" for further discussion). During 1996 and early 1997, the Company narrowed its focus to Oklahoma real estate while seeking new business opportunities.


Liquidity  and Capital  Resources - December  31, 1997  compared to December 31,
1996

         The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows comparative deficiencies in working capital at December 31, 1997 and 1996:

                                           1997                 1996
                                           ----                 ----

Deficiency in working capital             $   (863,925)       $  (1,118,850)
                                     ==================   ==================

         Although the Company's working capital is negative, the Company has been able to meet its obligations as a result of the financial support received from certain of the Company's related parties. The Company's current working capital, which has been provided in the form of short and long-term debt, has been primarily supplied either by Mr. R. C. Cunningham II, the Company's president and chairman ("Cunningham"), or by Aztore Holdings, Inc., a Phoenix, Arizona-based investment company ("Aztore"). Aztore holds various notes and liabilities against the Company and has agreed to forebear and restructure a majority of these liabilities as part of a future merger or acquisition.

         Approximately $468,000 of the Company's current liabilities relate to the acceleration of a long-term note due to a technical default of approximately $15,000. The Company expects this default to be cured before the end of the Company's third fiscal quarter.

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

Results of Operations - The year ended December 31, 1997 compared to the year ended December 31, 1996

         The following table illustrates the Company's revenue mix. Due to the lack of new contracts in SDPI's business, the results in 1997 are not indicative of future results.

                                         1997                  1996
                                        Amount      %          Amount      %
                                        ------      -          ------      -

   Business Park revenues           $    325,328    75    $    322,376     52
   SDPI revenues                         104,997    24         288,031     47
   Beverages revenue                       2,124     1           4,514      1
                                    -------------         -------------
                  Total revenues    $    432,449          $    614,921
                                    =============         =============

         Business Park revenues remained stable due to the rehabilitation of its facilities. During 1997, Business Park successfully renegotiated eleven leases (or 32% of the total square footage) from one year leases to three to five year leases at an average increase of $.39 per square foot. In November 1997, the Company lost one tenant that accounted for 21% of total revenues for Business Park, and has been aggressively seeking new tenants for this space. At December 31, 1997, the business park was 76% occupied.

         This change in the Company's occupancy rate will have a negative impact on the Company's profitability in 1998. However, the Company believes its long-term prospects have improved with longer leases and higher lease rates. Losses of tenants in the future could affect future operations and financial position because of the cost of new leasehold improvements and lower revenues due to any prolonged vacancy. There is no assurance the Company will return to its historically high occupancy rate.

         SDPI revenues came from the recognition of approximately $100,000 of deferred revenue related to the expiration of warranty service provided by SDPI for one year from completion of its 1996 contracts. SDPI, a marketing representative for construction contractors, had revenue growth during fiscal 1996 and early 1997 attributable to this business. Although SDPI continues to evaluate opportunities, additional revenues related to this business are unlikely.

         Total operating expenses for the year ended December 31, 1997 were $468,167 as compared to total expenses for the comparable 1996 period of $726,725. In the 1996 periods the Company incurred one-time costs associated with the loss of SDPI's lots due to tax foreclosure sales and the write-down of Beverages assets to their estimated net realizable value. In addition, in 1996 the write-down of the Beverages assets resulted in a decrease in depreciation expense in 1997. General and administrative expenses, consisting primarily of professional and management fees, also decreased due to Aztore's and Cunningham's incentive-based compensation agreements.

         Other income primarily represents the sale of certain securities held by the Company in payment of $39,000 in fees to Aztore. The Company's basis in these shares was nominal.

Going Concern and Management Plans

         The Company has suffered recurring losses from operations, has a shareholders' deficit of $129,589, and has a working capital deficiency of $863,925. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of a major portion of the Company's assets is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

         During the period, Business Park initiated a program of bringing its lease rates up to the prevailing market rates. As part of this activity, it generally extended its lease terms from one year to three to five years. Business Park closed eleven of these new leases (32% of the total square footage) at an average increase of $.39 per square foot. New leases were increased to approximately $3.22 per square foot to reflect demand in the market as well as premiums for improvements made for lessees.

         Business Park is actively seeking to rent its vacant space at these higher rates. With its increased cash flow, the Company expects to pay approximately $15,000 in real estate taxes, which will cure the technical default on the OIFA loan. The Company is also seeking to refinance its entire debt on the Business Park which will lower the Company's debt service payment, thereby further increasing cash flow. The Company is also continuing to pursue merger and/or acquisition opportunities. Management believes that these plans will be effective in improving the Company's profitability and working capital position and will provide the Company the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

Capital Expenditures and Commitments

         During the year ended December 31, 1997, the Company made limited capital expenditures all of which were related to its Business Park operations. The Company expects to spend approximately $150,000 for capital expenditures, primarily for leasehold improvements, on its Business Park operations in the next 12 months. In addition, the Company believes it needs additional capital to develop and expand into new businesses. Although the amount of such additional capital required is uncertain, management believes it is beyond that which would be generated from its current operations. There can be no assurance that the Company will be able to obtain any such additional capital on satisfactory terms, if at all. In such case, the Company's expansion will be limited and financial support from Cunningham and Aztore would likely cease, which could lead to foreclosure or bankruptcy.

Factors That May Affect Future Results

         A number of uncertainties exist that may affect the Company's future operating results. These include the uncertain general economic conditions, the ongoing financial and administrative support of Aztore and Cunningham, the ability of the Company to refinance its short and long-term liabilities on satisfactory terms, and the Company's ability to acquire sufficient funding to sustain its operations and develop new businesses. A majority of these issues directly or indirectly relate to the Company's ability to sell additional equity or obtain additional debt at reasonable prices or rates, if at all. The Company and all its subsidiaries have had unsuccessful operating histories and have been consistently unprofitable. The Company's competition would almost uniformly have more resources and capital in general than the Company. If the Company expands, it will have to attract satisfactory operating personnel. If the Company or any subsidiary experiences any substantial reversal, including but not limited to the areas discussed above, such entity may have to seek formal court protection from creditors.

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


                          ITEM 7. FINANCIAL STATEMENTS

         The following financial statements listed in the table below have been prepared in accordance with the requirements of Item 310(a) of Regulation SB.

                                                                         Page
                                                                         ----

Report of Independent Public Accountants                                   9

Consolidated Balance Sheet at December 31, 1997                           10

Consolidated Statements of Operations for the fiscal years ended
   December 31, 1997 and December 31, 1996                                11

Consolidated Statements of Shareholders' Deficit for the fiscal years
   ended December 31, 1997 and December 31, 1996                          12

Consolidated Statements of Cash Flows for the fiscal years ended
   December 31, 1997 and December 31, 1996                                13

Notes to Consolidated Financial Statements                                14

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Sooner Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of SOONER HOLDINGS, INC. AND SUBSIDIARIES (the Company) as of December 31, 1997, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sooner Holdings, Inc. and subsidiaries, as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a shareholders' deficit of $129,589, and has a working capital deficiency of $863,925 as of December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                                    ARTHUR ANDERSEN LLP
Phoenix, Arizona,
   March 5, 1998.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1997


                                     ASSETS

CURRENT ASSETS:
   Cash                                                             $     4,482
   Accounts receivable, net of allowance of $2,362                        1,667
   Inventories                                                            5,066
   Prepaid expenses and deposits                                          1,180
                                                                    -----------

                  Total current assets                                   12,395

PROPERTY AND EQUIPMENT, net                                           2,281,117

OTHER ASSETS, net                                                        29,440
                                                                    -----------

                                                                    $ 2,322,952
                                                                    ===========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities to related parties      $    68,287
   Accrued liabilities                                                   37,993
   Real estate taxes payable                                             21,649
   Accounts payable                                                      15,324
   Current portion of notes payable                                     730,234
   Deferred revenue                                                       2,833
                                                                    -----------

                  Total current liabilities                             876,320
                                                                    -----------

NOTES PAYABLE, less current portion                                   1,576,221
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
   Preferred stock, undesignated, 10,000,000 shares authorized,
     no shares issued and outstanding                                      --
   Common stock, $.001 par value, 100,000,000 shares authorized,
     7,471,350 shares issued and outstanding                              7,471
   Additional paid-in capital                                         5,497,907
   Accumulated deficit                                               (5,634,967)
                                                                    -----------

                  Total shareholders' deficit                          (129,589)
                                                                    -----------

                                                                    $ 2,322,952
                                                                    ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                         1997           1996
                                                     -----------    -----------

REVENUES (Note 10):                                  $   432,449    $   614,921
                                                     -----------    -----------

EXPENSES:
   Cost of products sold                                   1,460         41,156
   General and administrative                            181,945        231,392
   Depreciation and amortization                          60,028         83,083
   Interest expense                                      224,734        240,380
   Loss on repossession of land                             --           15,340
   Loss on writedown of assets                              --          115,374
                                                     -----------    -----------

                  Total expenses                         468,167        726,725
                                                     -----------    -----------

LOSS FROM OPERATIONS                                     (35,718)      (111,804)

OTHER INCOME (Note 7)                                     43,800           --
                                                     -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                   8,082       (111,804)

GAIN FROM DISCONTINUED OPERATIONS                           --           24,686
                                                     -----------    -----------

NET INCOME (LOSS)                                    $     8,082    $   (87,118)
                                                     ===========    ===========

EARNINGS PER SHARE:
   BASIC:
     Income (loss) from continuing operations        $      --      $      (.01)
     Gain from discontinued operations                      --             --
                                                     -----------    -----------

NET INCOME (LOSS) PER COMMON SHARE                   $      --      $      (.01)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                         7,471,350      6,412,528
                                                     ===========    ===========

   DILUTED:
     Income (loss) from continuing operations        $      --      $      (.01)
     Gain from discontinued operations                      --             --
                                                     -----------    -----------

NET INCOME (LOSS) PER COMMON SHARE                   $      --      $      (.01)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                         7,471,350      6,412,528
                                                     ===========    ===========


   The accompanying notes are an integral part of these consolidated financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                         Common Stock           Additional     Common
                                   -------------------------     Paid-in      Stock to      Accumulated    Shareholders'
                                     Shares        Amount        Capital      be Issued       Deficit         Deficit
                                   -----------   -----------   -----------   -----------    -----------    -------------
BALANCE, December 31, 1995           6,412,528   $     6,413   $ 5,456,612   $      --      $(5,555,931)   $     (92,906)

   Net loss                               --            --            --            --          (87,118)         (87,118)

   Exchange of notes payable for
     common stock                         --            --            --          42,353           --             42,353
                                   -----------   -----------   -----------   -----------    -----------    -------------

BALANCE, December 31, 1996           6,412,528         6,413     5,456,612        42,353     (5,643,049)        (137,671)

   Net income                             --            --            --            --            8,082            8,082

   Issuance of common stock          1,058,822         1,058        41,295       (42,353)          --               --
                                   -----------   -----------   -----------   -----------    -----------    -------------

BALANCE, December 31, 1997           7,471,350   $     7,471   $ 5,497,907   $      --      $(5,634,967)   $    (129,589)
                                   ===========   ===========   ===========   ===========    ===========    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES


                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                     1997         1996
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $   8,082    $ (87,118)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities-
       Depreciation                                                  58,528       83,082
       Amortization of intangible assets                              1,500        1,500
       Allowance for doubtful accounts                                2,362         --
       Loss on repossession of land                                    --         15,340
       Provision for writedown of assets                               --        115,374
       Changes in assets and liabilities-
         Increase in accounts receivable                             (1,293)        (287)
         Decrease in inventories                                        389       39,182
         Decrease (increase) in prepaid expenses and deposits          (600)       2,071
         Decrease in bank overdraft                                    --         (5,500)
         Decrease in accounts payable                                (4,035)        (409)
         Increase (decrease) in real estate taxes payable, net       14,750      (21,452)
         Increase in accrued liabilities to related parties          59,961       74,318
         Increase in accrued liabilities                              9,856        5,009
         Increase (decrease) in deferred revenue                    (96,997)      99,830
                                                                  ---------    ---------

                  Net cash provided by operating activities          52,503      320,940
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                (8,875)     (62,860)
   Advances to Dynamicorp (Note 7)                                     --        (30,000)
                                                                  ---------    ---------

                  Net cash used in investing activities              (8,875)     (92,860)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                                      (55,295)    (322,211)
   Borrowings on notes payable                                       13,500       93,290
                                                                  ---------    ---------

                  Net cash used in financing activities             (41,795)    (228,921)
                                                                  ---------    ---------

NET INCREASE (DECREASE) IN CASH                                       1,833         (841)

CASH, beginning of year                                               2,649        3,490
                                                                  ---------    ---------

CASH, end of year                                                 $   4,482    $   2,649
                                                                  =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
     Cash paid for interest                                       $ 182,885    $ 195,006
                                                                  =========    =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING TRANSACTIONS:
     Sale of land for assumption of real estate liabilities and
       road trust improvements                                    $   4,800    $    --
                                                                  =========    =========

     Conversion of accrued liabilities to notes payable           $  54,179    $ 340,096
                                                                  =========    =========

     Exchange of investments for reduction in notes payable       $  39,000    $  58,000
                                                                  =========    =========

     Conversion of accounts payable to notes payable              $    --      $  14,000
                                                                  =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997



(1) ORGANIZATION AND OPERATIONS:

Sooner Holdings, Inc. (Sooner or the Company), an Oklahoma Corporation, through its subsidiaries, conducts business in several industries. Charlie O Business Park Incorporated (Business Park) is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. SD Properties, Inc. (SDPI) acts as a marketing representative for construction contractors to develop business opportunities  for  those  contractors  for a fee,  which may  include  warranty coverage for mechanical contracting services. Charlie O Beverages, Inc. (Beverage) is engaged in the distribution of an in-home soda fountain appliance and supplies for the preparation of carbonated beverages. New Directions Acquisition Corp. (NDAC) is a newly formed subsidiary of the Company (see Note
11).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a shareholders' deficit of $129,589, and has a working capital deficiency of $863,925 as of December 31, 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

         Management Plans

Realization of a major portion of the Company's assets is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

During the year ended December 31, 1997, Business Park initiated a program of bringing its lease rates up to the prevailing market rates. As part of this activity, it generally extended its lease terms from one year to three to five years. The Business Park closed eleven of these new leases (32% of the total square footage) at an average increase of $.39 per square foot.

Business Park is actively seeking to rent its vacant space at these higher rates. With its increased cash flow, the Company expects to pay approximately $15,000 in real estate taxes which will cure the technical default on the OIFA loan (see Note 4). The Company is also seeking to refinance its entire debt on the Business Park which would lower the Company's debt service payments, thereby further increasing cash flow. The Company is also continuing to pursue merger and/or acquisition opportunities. Management believes that these plans will be effective in improving the Company's profitability and working capital position and will provide the Company the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

(2) SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sooner Holdings, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated.

         Revenue Recognition

The Company records rental revenue on a straight-line basis over the term of the underlying leases.

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

         Inventories

The Company records its inventories at the lower of cost (first-in, first-out) or market. Reserves are established against Company owned inventories for excess, slow-moving and obsolete items and for items where the net realizable value is less than cost.

         Property and Equipment

Property and equipment is stated at cost. Depreciation is being provided using the straight-line method over the estimated useful lives of 5 to 40 years. Maintenance, repairs and renewals, which do not materially add to the value of an asset or appreciably prolong its life, are charged to expense as incurred.

         Other Assets

Other assets consist of unamortized loan commitment fees, which are amortized using the straight-line method over the life of the loan, which does not differ materially from the effective interest method.

         Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which supersedes Accounting Principles Board Opinion (APB) No. 15, the existing authoritative guidance. SFAS No. 128 modifies the calculation of primary and fully diluted earnings per share (EPS) and replaces them with basic and diluted EPS. SFAS No. 128 is effective for financial statements for both interim and annual periods presented after December 15, 1997, and as a result, all prior period EPS data presented has been restated.

Net income (loss) per common share is based upon the weighted average number of shares of common stock outstanding during the respective periods.

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures of contingent items in these financial statements. Actual results could differ from those estimates.

         Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the opinion of management, no such events or changes in circumstances have occurred.

         Fair Value of Financial Instruments

The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. The Company believes that the carrying value of all of its monetary assets and liabilities approximates fair value as of December 31, 1997.

(3) PROPERTY AND EQUIPMENT:

Property and equipment as of December 31, 1997, is comprised of the following:

                                              Useful Life
                                              -----------

         Land                                      -              $   1,191,400
         Buildings and improvements             12-40                 1,474,197
         Machinery                               5-12                    50,000
                                                                  -------------
                                                                      2,715,597
         Less: accumulated depreciation                                (434,480)
                                                                  -------------
                                                                  $   2,281,117
                                                                  =============

(4) NOTES PAYABLE:

   Notes payable as of December 31, 1997, consist of the following:

     Installment  note payable to bank,  interest at bank's prime
     (10.5% at December 31, 1997) plus 3% per annum, due June 20,
     1999,  guaranteed  by a  shareholder,  officer and director.
     Secured by real estate.                                          $932,006

     Unsecured notes payable to related parties, interest ranging from 10% to 15% per annum, due January 1, 1999 (see Note 7).
                                                                       468,371

     Oklahoma   Industrial   Finance  Authority  loan,   variable
     interest and payments due monthly,  maturing August 1, 2004, with  interest at 3% per annum over the Oklahoma  Industrial
     Finance  Authority's cost of capital,  not to fall below 10%
     or  exceed  14% (cost of  capital  was 10% on  December  31,
     1997),  guaranteed by a  shareholder,  officer and director.
     Secured by real estate and equipment.                             432,839

     Installment  note payable to bank,  interest at bank's prime
     (10.5% at December 31, 1997) plus 3% per annum, due June 20,
     1999,  guaranteed  by a  shareholder,  officer and director.
     Secured by real estate.                                           186,900

     Note payable to individual,  no stated interest rate, due on
     demand. Secured by real estate.                                   135,000

     Note payable to bank, payments of interest only due monthly, interest at bank's prime (9% at December 31, 1997) plus .5%, guaranteed by a shareholder,  officer and director, due June
     1, 1998. Unsecured.                                                98,800

     Note  payable  to  bank,   payments  of  interest  only  due
     quarterly,  interest  at bank's  prime (9% at  December  31,
     1997),  guaranteed by a  shareholder,  officer and director,
     due June 1, 1998. Unsecured.                                       40,233

     Note  payable to bank,  payable in monthly  installments  of
     $500,  interest at bank's  prime (9.5% at December 31, 1997)
     plus 1% per annum, due June 24, 1998.  Secured by inventory.       12,306
                                                                    ----------
                                                                     2,306,455
     Less: Current portion                                            (730,234)
                                                                    ----------
                                                                    $1,576,221
                                                                    ==========

The Company is in violation of certain of its covenants under its loan from the Oklahoma Industrial Finance Authority (OIFA). This violation is an event of default as defined in the loan agreement with the OIFA, which makes the debt callable at the option of the OIFA and is classified as current in the accompanying consolidated balance sheet.

The Company intends to refinance its notes payable; however, there can be no assurance that such financing will be available or will be available on similar terms.

(5) SHAREHOLDERS' DEFICIT:

         Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series, and fix and determine the dividend rate, designations, preferences, privileges, and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established.
No shares of preferred stock have been issued by the Company as of December 31, 1997.

         Employee Stock Option Plan

The Company has a stock option plan (1995 Plan) for directors, officers, key employees and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options," as defined in Section 422A of the Internal Revenue Code or "nonqualified stock options," subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. No options have been granted under the 1995 Plan as of December 31, 1997.

(6) INCOME TAXES:

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

The Company has various timing differences resulting from the establishment of reserves for financial statement purposes and other transactions. The Company has a net deferred tax asset resulting primarily from net operating loss carryforwards. The net deferred tax asset has been reduced in its entirety by a valuation allowance. No provision for income taxes has been reported in the accompanying consolidated statement of operations as any income tax expense would be offset by net operating loss carryforwards.

(7) RELATED PARTY TRANSACTIONS:

         Aztore Holdings, Inc.

The Company has an Advisory Agreement with Aztore Holdings, Inc. (Aztore) wherein Aztore acts as the Company's financial advisor. Aztore receives an annual fee equal to 5% of the Company's gross revenues, as defined in the Advisory Agreement. Total fees of $21,763 and $30,704 have been recorded pursuant to this agreement for the years ended December 31, 1997 and 1996, respectively. Aztore owns approximately 4% of the Company's common stock. In August 1997, Aztore accepted certain securities held by the Company in payment of $39,000 in fees. The Company's basis in these shares was nominal and the gain for such transaction was recognized as other income.

In April 1997, SDPI consummated a lot sale agreement and sold its interest in a land trust to Aztore for $1 and the assumption of all liabilities related to the land (road improvement and real estate tax liabilities). The Company receives 10% of net cash flows, as defined in the lot sale agreement, from any future lot sales.

         Talbot Investment Co.

Talbot Investment Co. (Talbot), is an Oklahoma City, Oklahoma-based commercial real estate brokerage firm. Mr. David B. Talbot, Jr. is the principal agent for Talbot. Mr. Talbot was the secretary and a director of the Company and Business Park until July 1997. Talbot handled all the property management services for Business Park and received normal and customary commissions and fees for providing these services. Expenses of $27,103 and $36,362 related to services provided by Talbot have been recorded in the accompanying consolidated financial statements for the years ended December 31, 1997 and 1996, respectively.

         Employment Contract

The Company has an Incentive Compensation Agreement with its president and chairman. Under the agreement, he receives no base compensation, however, he earns a cash fee of 5% of the Company's gross revenues, payable on a quarterly basis. Total fees of $21,763 and $30,704 have been recorded pursuant to this agreement for the years ended December 31, 1997 and 1996, respectively in the accompanying consolidated financial statements.

         Related Party Obligations

The following table reflects amounts owed to related parties as of December 31, 1997:

                                                                   Accounts
                                                                    Payable
                                                                      and
                                                    Notes           Accrued
                                                   Payable        Liabilities
                                                 -----------      -----------

         President and Chairman                  $   164,913      $    19,041
         Aztore                                      303,458           35,794
         Talbot                                         --             13,452
                                                 -----------      -----------

         Total related party liabilities         $   468,371      $    68,287
                                                 ===========      ===========

In addition, the president and chairman has personally guaranteed $1,690,778 of the Company's notes payable (see Note 4).

(8) COMMITMENTS AND CONTINGENCIES:

During 1996, the Company was named as a defendant in a lawsuit. The plaintiff alleges damages of approximately $100,000. The Company believes it has no liability under this claim due to various defenses which it intends to vigorously assert. As a result, no accrual has been made in the accompanying consolidated balance sheet.

The Company is involved in certain other administrative proceedings arising in the normal course of business. In the opinion of management, such matters, including the lawsuit described above, will be resolved without material effect on the Company's results of operations or financial condition.

(9) SEGMENT DATA:

The Company's business operations are conducted in three major segments which are described in Note 1. Financial information by reportable business segment is as follows:

                                                     1997             1996
                                                 -----------      -----------
         Business Park:
           Revenues                              $   325,328      $   322,376
                                                 ===========      ===========

           Net income (loss)                     $     7,865      $   (17,011)
                                                 ===========      ===========

           Identifiable assets                   $ 2,282,726      $ 2,280,770
                                                 ===========      ===========

         Beverage:
           Revenues                              $     2,124      $     4,514
                                                 ===========      ===========

           Net loss                              $   (23,775)     $  (208,605)
                                                 ===========      ===========

           Identifiable assets                   $    39,629      $    50,000
                                                 ===========      ===========

                                                     1997             1996
                                                 -----------      -----------
         SDPI:
           Revenues                              $   104,997      $   288,031
                                                 ===========      ===========

           Net income                            $    98,746      $   247,233
                                                 ===========      ===========

           Identifiable assets                   $     2,909      $   495,790
                                                 ===========      ===========

(10) SIGNIFICANT CUSTOMERS:

Business Park generates revenue from tenants, all of which occupy space in the same industrial complex in Oklahoma City, Oklahoma. As of December 31, 1997 there were 21 tenants. Rental revenue recorded from one customer in Business Park represented 16% and 12% of the Company's total revenues for the years ended December 31, 1997 and 1996, respectively. This major tenant vacated during December 1997, and the Company is actively seeking a new tenant. The Company believes the vacating tenant's lease rate was significantly below the rate it will obtain from a new tenant. However, there is no assurance the Company will find a new tenant at a higher lease rate and under other acceptable terms.

SDPI generates revenue from the provision of extended warranties. Service revenue recorded from one customer represented 23% and 44% of the Company's total revenues for the years ended December 31, 1997 and 1996, respectively.

(11) SUBSEQUENT EVENT:

In February 1998, NDAC offered to purchase the assets of a community corrections business in Oklahoma City from New Direction Centers of America, LLC (LLC) for $1,000,000 in debt, 1,000,000 shares of the Company's common stock and the assumption of certain liabilities. This offer was accepted by a majority of the members of the LLC but the closing has been delayed due to issues regarding the ownership of certain of the business assets. These issues have delayed the finalization of a definitive purchase agreement and there is no assurance that NDAC will ever acquire any assets from the LLC.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III
                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                      AND CONTROL PERSONS; COMPLIANCE WITH
                        SECTION 16(A) OF THE EXCHANGE ACT

Directors

         The current directors of the Company and their principal occupation are listed below. Raymond C. Cunningham is the son of R.C. Cunningham II, the president and chairman. The following information has been furnished to the Company by the respective directors. The ownership amount and percent represents shares of the Company's common stock beneficially owned by each of them as of April 30, 1998:

                                            Director                                                      Ownership (1)
              Name               Age          since      Principal occupation                  Amount        Percent
              ----               ---          -----      --------------------                  ------        -------
  R. C. Cunningham II             71          6/1/89 Chairman and President, Sooner
                                                     Holdings, Inc.                           4,475,413      59.90%

  Michael S. Williams (2)         51        12/15/93 President, Aztore Holdings, Inc.         1,006,256      13.47%

  Raymond C. Cunningham           33          7/3/97 Mortgage broker                             72,129         *

---------------------------
*     less than 1%

(1) The amount and percent of ownership is based on a total of 7,471,350 shares of common stock outstanding as of April 30, 1998.

(2) Includes 292,690 shares of common stock owned by Matrix Resources, Inc. of which Mr. Williams is the President and sole owner. Includes 384,809 shares owned by Aztore Holdings, Inc. ("Aztore") of which Mr. Williams is President and CEO (see further discussion under "Relationship with Aztore Holdings, Inc." under Item 12. Certain Relationships and Related Transactions).

Directors of the Subsidiaries

                                                                                                           Director
              Name                Age              Principal occupation          Subsidiary                  since
              ----                ---              --------------------          ----------                  -----
  R. C. Cunningham II             71         Chairman and President, Sooner
                                             Holdings, Inc.                      Business Park               6/1/89
                                                                                 SDPI                      12/31/97
                                                                                 Beverages                   6/1/89

                                                                                                           Director
              Name                Age              Principal occupation          Subsidiary                  since
              ----                ---              --------------------          ----------                  -----
  Raymond C. Cunningham           33         Mortgage broker, American
                                             Mortgage Bankers, Inc.              Business Park               7/3/97
                                                                                 SDPI                      12/31/97
                                                                                 Beverages                 12/31/97

Resumes of Directors

         R. C. Cunningham II. Mr. Cunningham has been the Chairman of the Board and President of the Company since June 1988 and of two of its subsidiaries:
Charlie O Beverages, Inc. and Charlie O Business Park Incorporated since their respective inceptions. Mr. Cunningham has also been the Vice President of the Company's subsidiary, SD Properties, Inc. ("SDPI"), since February 1996 and the President since December 1997. From 1965 to 1986, Mr. Cunningham was in the construction business as CEO and owner of Rayco Construction Company. Mr. Cunningham continues to serve as President of Midwest Property Management and Service Co., Inc., a company involved in real estate property management.

         Raymond C. Cunningham. Mr. Cunningham has been the Secretary and a director of the Company since July 1997 and the Treasurer since March 1998. Mr. Cunningham has also been the Secretary of two of its subsidiaries: Charlie O Beverages, Inc. and Charlie O Business Park Incorporated since July 1997 and the Secretary and Treasurer of SDPI since December 1997. From May 1988 to present, Mr. Cunningham has been continuously employed in the mortgage business as a loan officer with various mortgage companies. Mr. Cunningham has a BA Degree from the University of Oklahoma. Mr. Cunningham is the son of R.C. Cunningham II, the president and chairman.

         Michael S. Williams. Mr. Williams has been a director of the Company since December 1993. Mr. Williams was an officer and director of one of the Company's subsidiaries, SDPI until December 1997. Since December 1995, Mr. Williams has been the Chief Executive Officer and Chief Portfolio Officer of Aztore Holdings, Inc. ("Aztore"). Aztore is a Phoenix, Arizona-based investment company. From 1993 through 1995 Mr. Williams was active as the Managing Director of Bulldog Investment Company, LLC ("Bulldog"), a private merchant and investing banking firm, the predecessor to Aztore. Bulldog and Aztore both specialize in early stage public companies and turnaround situations. From November 1990 to 1993, Mr. Williams was the sole principal of Matrix Resources, Inc., a Phoenix, Arizona-based merchant and investment banking firm. From October 1987 to November 1990, Mr. Williams was the Chief Executive Officer, President, and director of ShareData Inc., a publicly held software company based in Chandler, Arizona. On December 30, 1993, ShareData voluntarily filed for Chapter 11 bankruptcy. Aztore became the successor to ShareData after ShareData's Plan of Reorganization was confirmed by the Bankruptcy Court in December 1995, at which time Mr. Williams became it's Chief Executive Officer.

         Prior to 1987, Mr. Williams had been continuously employed in the securities business as an investment banker with various registered broker-dealers in Detroit, Michigan. Mr. Williams has a BA Degree from Pennsylvania State University and an MBA from The Wharton Graduate School of the University of Pennsylvania.

Executive Officers, Promoters and Control Persons

         The current executive officers of the Company as of April 30, 1998, and/or its subsidiaries and their positions held in the Company and/or its subsidiaries are listed in the table below. Officers are appointed by the Board. Raymond C. Cunningham is the son of R. C. Cunningham II, the president and chairman.

                Name                   Age                           Title                            Officer since
                ----                   ---                           -----                            -------------

R. C. Cunningham II                     71       CEO and President, Sooner Holdings, Inc.                   6/1/88 *
                                                 CEO and President, Charlie O Beverages, Inc.              6/16/89 *
                                                 CEO and President, Charlie O Business Park
                                                   Incorporated                                            3/15/91 *
                                                 President, SD Properties, Inc.                             2/1/96

Raymond C. Cunningham                   33       Secretary, Sooner Holdings, Inc.                           7/3/97
                                                 Treasurer, Sooner Holdings, Inc.                          3/31/98
                                                 Secretary and Treasurer, Charlie O
                                                   Beverages, Inc.                                          7/3/97
                                                 Secretary and Treasurer, Charlie O Business
                                                   Park Incorporated                                        7/3/97

                                                 Secretary and Treasurer, SD Properties, Inc.             12/31/97

-----------------------
*        Date of inception of the respective companies.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1997 all the reporting persons complied with Section 16(a) filing requirements.


                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth all cash compensation paid by the Company to each of the executive officers of the Company whose aggregate cash compensation exceeds $60,000 and to all executive officers as a group for services rendered during the fiscal year ended December 31, 1997:

                    Name                             Primary capacity in which served*           Compensation (1)
                    ----                             ---------------------------------           ----------------
R. C. Cunningham II (2)                       Chairman of the Board and President; Sooner
                                                Holdings, Inc.                                     $       -0-

Raymond C. Cunningham                         Secretary; Sooner Holdings, Inc.                     $       -0-

Lanny R. Lang (3)                             Treasurer; Sooner Holdings, Inc.                     $       -0-

All Executive Officers as a Group (2
  persons)                                                                                         $       -0-

------------------------
* The executive officers may serve in other capacities with the Company and/or its subsidiaries (see Item 9. Executive Officers, Promoters and Control Persons)

(1) None of the executive officers of the Company receive cash compensation. All cash is currently being used to permit the Company to operate as a going concern. The Board is authorized to reimburse officers and directors for actual expenses incurred and set compensation for officers as funds for such purpose become available.

(2) In December 1993, Mr. Cunningham entered into a new Incentive Compensation Agreement, which provides remuneration to Mr. Cunningham based only on the Company's revenue performance. Mr. Cunningham receives no base compensation and will receive a cash incentive fee of 5% of the Company's gross revenues, payable on a quarterly basis (see further discussion under "Relationship with R. C. Cunningham" under Item 12. Certain Relationships and Related Transactions).

(3) Mr. Lang acted as Treasurer of the Company during 1997. Mr. Lang is an officer and director of Aztore. The other director of Aztore is Mr. Williams, a director of the Company. Aztore receives an incentive fee of 5% of the Company's gross revenues, payable on a quarterly basis (see further discussion under "Relationships with Aztore" under Item 12. Certain Relationships and Related Transactions).

Stock Option Plan

         Executive officers, employees and non-employee directors of the Company and its subsidiaries may be awarded additional compensation pursuant to the 1995 Stock Option Plan (the "Plan"). Pursuant to the Plan, 2,000,000 shares of the Company's common stock are reserved for issuance. Options granted under the Plan are to be at amounts that are equal to or greater than the fair market value of the Company's common stock at date of grant. Each outstanding option has a maximum term of ten years and, unless otherwise provided, is exercisable immediately upon issuance. As of April 30, 1998, no options were granted or outstanding.

Bonuses and Deferred Compensation

         No cash bonuses were paid by the Company to any executive officer during the year ended December 31, 1997. The Company did not have any deferred compensation plan or arrangement pursuant to which benefits, remuneration, value, or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any executive officer of the Company as of December 31, 1997.

Compensation Pursuant to Plans Including Pension, Stock Option, and Stock Appreciation Rights Plans

         As of April 30, 1998, other than the Company's 1995 Stock Option Plan, the Company does not have any stock appreciation rights plans, phantom stock plans, or any other incentive or compensation plan or arrangement pursuant to which benefits, remuneration, value, or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any executive officer of the Company.

Termination of Employment and Change of Control Arrangement

         During the year ended December 31, 1997, no officer, director, or principal shareholder of the Company either received or is to receive any remuneration as a result of either the termination of such person's employment whether by resignation, retirement, or otherwise; or a change of control of the Company or a change in such individual's responsibilities following a change in control of the Company.


                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth certain information regarding the beneficial ownership of the common stock of the Company as of April 30, 1998 by each shareholder who is known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, by each director and by each executive officer and by all directors and officers as a group.

                 Name and Address of      No. common
                  Beneficial Owners       shares (1)         Percent of Class
                  -----------------       ----------         ----------------

R. C. Cunningham II (5)
2680 W. Interstate 40
Oklahoma City, OK  73108                     4,475,413               59.90%

Sheldon L. Miller  (2)
3000 Town Center, Ste. 1700
Southfield, MI  48075                          502,718                6.73%

Michael S. Williams (3) (6)
3710 E. Kent Drive
Phoenix, AZ  85044                           1,006,256               13.47%

Lanny R. Lang (4)
3536 E. Saltsage Drive
Phoenix, AZ  85044                             729,183                9.76%

Raymond C. Cunningham (5)
6408 Boulevard View
Alexandria, VA  22307                           72,129                    *

All officers and directors as
  a group (3 persons)                        5,553,798               74.33%

---------------------------------
*        less than 1%

         Unless otherwise indicated, to the Company's knowledge, each person or group possesses sole voting and sole investment power with respect to the shares shown opposite the name of such person or group. Shares not outstanding, but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days, are treated as outstanding only when determining the amount and percent owned by such person or group.

(1) The number of shares and percent are based on the current number of shares of common stock outstanding of 7,471,350 shares.

(2) Mr. Miller owns approximately 30% of Aztore's outstanding shares of common stock, which he received under Aztore's bankruptcy plan. Mr. Miller has waived dispositive control of the Company's common stock owned by Aztore. Therefore, such shares are not included in Mr. Miller's interest.

(3) Includes 292,690 shares of common stock owned by Matrix Resources, Inc. of which Mr. Williams is the President and sole owner. Includes 384,809 shares owned by Aztore of which Mr. Williams is President and CEO (see further discussion under "Relationship with Aztore Holdings, Inc." under Item 12. Certain Relationships and Related Transactions).

(4) Includes 15,661 shares of common stock owned by Lang Financial Services, Inc. of which Mr. Lang is the President and sole owner. Includes 384,809 shares owned by Aztore of which Mr. Lang is Secretary and Treasurer (see further discussion under "Relationship with Aztore Holdings, Inc." under
     Item 12. Certain Relationships and Related Transactions).

(5)  An officer and director of the Company.

(6)  A director of the Company.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of the Board and based upon a determination that these transactions are on terms no less favorable to the Company than those which could be obtained by unaffiliated third parties. This policy could be terminated in the future. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board or a committee thereof which approves such a transaction.

         The following are transactions considered by the Company to be significant of disclosure pursuant to Regulation 228.404 of Regulation S-B. Any references to Notes refer to the Notes to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB (the "1997 10-KSB").

Relationship with Aztore Holdings, Inc. (formerly ShareData Inc.)

         In December 1993, the Company acquired SDPI in exchange for shares of common stock. ShareData was the majority shareholder of SDPI and received 887,753 shares or approximately 17% of the Company after the transaction.
ShareData emerged from Chapter 11 Bankruptcy on December 5, 1995 and was required to distribute the common stock it owns of the Company to its creditors. All shares were distributed accordingly except for 85,987 shares that could not be delivered to ShareData's creditors and became the property of ShareData. Aztore became the successor to ShareData. The Company has an Advisory Agreement with Aztore to act as the Company's financial advisor. Aztore receives an annual fee equal to 5% of the Company's gross revenues, as defined in the Advisory Agreement.

         In December 1996, Aztore accepted 358,822 shares of common stock in settlement of a $14,000 note payable plus accrued interest, or $.04 per share.

         During 1997, Aztore agreed to accept 260,000 shares of common stock of Auction Television Network, Inc. ("ATVN") owned by the Company as consideration for payment of a $39,000 note payable, or $.15 per ATVN share.

Relationship with R.C. Cunningham II

         In December 1993, the Company entered into an Incentive Compensation Agreement with Cunningham. This agreement provides remuneration to Cunningham based only on the Company's revenue performance. Cunningham receives no base compensation, but will receive a cash incentive fee of 5% of the Company's gross revenues payable on a quarterly basis. Also, Cunningham has personally guaranteed $1,690,778 of the Company's notes payable.

Relationship with Talbot Investment Co.

         Talbot Investment Co. ("Talbot"), is an Oklahoma City, Oklahoma-based commercial real estate brokerage firm. Mr. David Talbot was the Secretary and a director of the Company and Business Park until July 1997 and is the principal agent for Talbot. Talbot handled all the property management services for the Business Park until October 1997, and received normal and customary commissions and fees for providing these services.


                                     PART IV
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

                                                                                                       Page no.
          Item No.                                       Description                                  (footnote)
          --------                                       -----------                                  ----------
  3.1 thru 3.3              Articles of Incorporation, By-Laws and Amendments thereto                    (1)

  10.1 thru 10.11           Material contracts                                                           (1)

  10.12                     Option Agreement by and between Sooner Holdings, Inc., New                   (2)
                            Directions Acquisition Corp., New Direction Centers of
                            America, L.L.C., and Horizon Lodges of America, Inc. dated
                            September 9, 1997

  16.1                      Letter re: change in certifying accountant                                   (1)

  19.1 thru 19.6            Other agreements                                                             (1)

  22.1                      Subsidiaries of the registrant                                               Ex-1

Footnotes:
----------

(1) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995 (file no. 0-18344).

(2) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1997 (file no. 0-18344).

Reports on Form 8-K

         The Company has filed no current Reports on Form 8-K during the year ended December 31, 1997 and subsequently through the date of this report.


                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    April 30, 1998
      -------------------


                                                 SOONER HOLDINGS, INC.
                                                      (Registrant)

                                            By:   /s/ R. C. Cunningham II
                                            ------------------------------------
                                                   R. C. Cunningham II


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Date:    April 30, 1998
      -------------------


        Signature                                    Title
        ---------                                    -----



/s/ R. C. Cunningham II                Chairman of the Board, CEO and President
--------------------------------------
R. C. Cunningham II



/s/ Raymond C. Cunningham              Secretary, Treasurer and Director
--------------------------------------
Raymond C. Cunningham


/s/ Michael S. Williams                Director
--------------------------------------
Michael S. Williams
                                       29