Form 10QSB
period 1998-03-31
SOONER HOLDINGS INC /OK/
filed 1998-06-24
CIK 861370

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

         QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended     March 31, 1998
                                                    ----------------------

                         Commission File Number: 0-18344
                                                ---------

                              SOONER HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Oklahoma                                         73-1275261
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                2680 West Interstate 40, Oklahoma City, OK 73108
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,471,350 shares of common stock as of June 18, 1998.


      This document consists of 14 pages. The exhibit index is on page 12.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              SOONER HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                   (unaudited)

                                             ASSETS

CURRENT ASSETS:
     Cash                                                           $    28,185
     Accounts receivable                                                  1,781
     Inventories, net                                                     4,869
     Prepaid expenses and deposits                                        1,522
                                                                    -----------
          Total current assets                                           36,357

PROPERTY AND EQUIPMENT, net                                           2,314,627
OTHER ASSETS, net                                                        29,065
                                                                    -----------
                                                                    $ 2,380,049
                                                                    ===========

                             LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities to related parties    $    85,712
     Accrued liabilities                                                 33,495
     Real estate taxes payable                                           25,049
     Accounts payable                                                     6,974
     Current portion of notes payable                                   805,666
     Deferred revenue                                                     1,250
                                                                    -----------
          Total current liabilities                                     958,146
                                                                    -----------

NOTES PAYABLE, less current portion                                   1,579,156
COMMITMENTS AND CONTINGENCIES                                              --
                                                                    -----------

SHAREHOLDERS' DEFICIT:
     Preferred stock; undesignated, 10,000,000 shares authorized,
          no shares issued and outstanding                                 --
     Common stock; $.001 par value, 100,000,000 shares authorized,
          7,471,350 shares issued and outstanding                         7,471
     Additional paid-in-capital                                       5,497,907
     Accumulated deficit                                             (5,662,631)
                                                                    -----------
          Total shareholders' deficit                                  (157,253)
                                                                    -----------
                                                                    $ 2,380,049
                                                                    ===========

 The accompanying notes are an integral part of this consolidated balance sheet.

                              SOONER HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                                        1998             1997
                                                    -----------      -----------

REVENUES                                            $    71,815      $   165,002
                                                    -----------      -----------

OPERATING EXPENSES:
     Cost of products sold                                  394              273
     General and administrative                          29,438           44,035
     Depreciation and amortization                       15,513           14,939
     Interest expense                                    55,344           57,936
                                                    -----------      -----------
          Total operating expenses                      100,689          117,183
                                                    -----------      -----------

INCOME (LOSS) FROM OPERATIONS                           (28,874)          47,819

OTHER INCOME                                              1,210             --
                                                    -----------      -----------

NET INCOME (LOSS)                                   $   (27,664)     $    47,819
                                                    ===========      ===========


EARNINGS PER SHARE - BASIC                          $     (.004)     $      .006
                                                    ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                                7,471,350        7,471,350
                                                    ===========      ===========

EARNINGS PER SHARE - DILUTED                        $     (.004)     $      .006
                                                    ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                              7,471,350        7,471,350
                                                    ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                                                          1998        1997
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $(27,664)   $ 47,819
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                      15,513      14,939
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                         (114)        826
         Decrease in inventories                                             197         101
         Increase in prepaid expenses and deposits                          (342)       --
         Increase (decrease) in accounts payable                          (8,350)      3,933
         Increase in real estate taxes payable                             3,400       8,200
         Increase in accrued liabilities to related parties               17,425      26,317
         Increase (decrease) in accrued liabilities                       (4,498)      5,003
         Decrease in deferred revenue                                     (1,583)    (71,830)
                                                                        --------    --------
              Net cash provided by (used in) operating activities         (6,016)     35,308
                                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                   (48,648)     (3,645)
                                                                        --------    --------
              Net cash used in investing activities                      (48,648)     (3,645)
                                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of notes payable                                            (4,284)    (28,642)
   Borrowings on notes payable                                            76,313        --
   Borrowings on notes payable to related parties                          6,338       9,000
                                                                        --------    --------
              Net cash provided by (used in) financing activities         78,367     (19,642)
                                                                        --------    --------

NET INCREASE IN CASH                                                      23,703      12,021
CASH, beginning of year                                                    4,482       2,649
                                                                        --------    --------

CASH, end of period                                                     $ 28,185    $ 14,670
                                                                        ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid during the period for interest                           $ 43,796    $ 44,164
                                                                        ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (unaudited)


(1)  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations
---------------------------

         Sooner Holdings, Inc., an Oklahoma corporation (the Company), operates primarily through one of its subsidiaries, Charlie O Business Park Incorporated (Business Park). Business Park is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. The Company also owns 100% of SD Properties, Inc. (SDPI), which acts as a marketing representative for construction contractors to develop business opportunities for those contractors for a fee, Charlie O Beverages, Inc. (Beverages), which operates the original in-home soda fountain business, and New Directions Acquisition Corp. (NDAC), which subsequent to the quarter-end, acquired certain assets of a community corrections business in Oklahoma City, Oklahoma (see Note 4).

         With the NDAC acquisition, the Company intends to shift its growth focus to the community corrections business and either liquidate or de-emphasize its other operating subsidiaries.

Basis of presentation
---------------------

         The unaudited consolidated financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (the 1997 Form 10-KSB). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the Company. Operating results for interim periods are not necessarily indicative of the results, which may be expected for the entire year.

Management plans
----------------

         The unaudited consolidated financial statements presented herein have been prepared contemplating continuation of the Company as a going concern. The Company has sustained recurring operating losses in recent years and is expected to need additional amounts of working capital for its operations. At March 31, 1998, the Company has a shareholders' deficit of $157,253 and has a working capital deficiency of $921,789. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management's plans are discussed in the 1997 Form 10-KSB, including the potential NDAC acquisition. Management believes that with the completion of the NDAC acquisition subsequent to the quarter-end, its plans now provide the Company the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

Principles of consolidation
---------------------------

         The  unaudited   consolidated  financial  statements  presented  herein
include the accounts of Sooner Holdings, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated.

(2)  PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 1998 is comprised of the following:


Land                                                                $ 1,191,400
Buildings and improvements                                            1,522,844
Machinery                                                                50,000
                                                                    -----------
                                                                      2,764,244
Less accumulated depreciation                                          (449,617)
                                                                    -----------

  Property and equipment, net                                       $ 2,314,627
                                                                    ===========

(3)  RELATED PARTIES

         The Company's related parties are discussed in the 1997 Form 10-KSB. The following table reflects amounts owed to related parties at March 31, 1998:

                                                              Accounts Payable
                                                      Notes      and Accrued
                                                     Payable     Liabilities
                                                     -------     -----------

President of the Company                            $166,913       $ 26,819
Aztore Holdings, Inc.                                307,796         45,441
Talbot                                                  --           13,452
                                                    --------       --------

     Total related party liabilities                $474,709       $ 85,712
                                                    ========       ========

         The president has personally guaranteed $1,764,029 of the Company's notes payable.

(4)  ACQUISITION OF ASSETS

         Subsequent to the quarter-end, NDAC completed the acquisition of the operating assets of New Directions Centers of America, LLC (New Directions). These assets relate to the operation of a community corrections business in Oklahoma City, Oklahoma. The purchase price for the assets acquired was the issuance of 1,000,000 shares of common stock of the Company, $1,000,000 in notes payable (the Notes) and the assumption of approximately $100,000 of liabilities.

         The acquisition of these assets will be accounted as a purchase in accordance with Accounting Principles Board Opinion No. 16, with the cost allocated to the net assets acquired based on their estimated fair values. The operations of the New Directions business will be included in the financial statements of the Company from the date of acquisition.

         The assets acquired included a $250,000 Certificate of Deposit and the rights to a long-term lease on a facility for and in use as a community corrections center. NDAC did not acquire New Direction's stock ownership interest in this facility. The lease on the facility has renewable options through the year 2017. The base lease payment is $8,500 per month (the Base Payment) plus the greater of $6,000 or 6% of the facility's monthly revenues. If NDAC exercises its option to renew the lease on the facility, the Base Payment increases by 20% at each renewal.

         The Notes issued to New Directions bear interest of 10% per annum and are due in three years. New Directions is expected to distribute the shares of common stock and the Notes to its members, including the president of the Company and the new president of NDAC, who previously managed the New Directions business (See Note 5). The president of the Company and the new president of NDAC have agreed to convert their Notes, when distributed by New Directions, into a newly designated series of preferred stock of the Company. This new series of preferred stock will have a 12% cumulative dividend and be convertible into common stock at $.15 per share (the Series A Preferred Stock).

         The new president of NDAC also received stock options to acquire 1,200,000 shares of common stock of the Company at an exercise price of $.05 per share, with 400,000 options vested immediately and the balance vesting equally over three years on the anniversary of the grant.

(5)  COMMITMENTS AND CONTINGENCIES

         During 1996, the Company was named as a defendant in a lawsuit. The plaintiff alleges damages of approximately $100,000. The Company believes it has no liability under this claim due to various defenses, which it intends to vigorously assert. There has been no activity by the plaintiff regarding this litigation for more than 18 months. As a result, no accrual has been made in the unaudited consolidated financial statements presented herein.

         The Company is involved in certain other administrative proceedings arising in the normal course of business. In the opinion of management, such matters, including the lawsuit described above, will be resolved without material effect on the Company's results of operations or financial condition.

         As discussed in Note 4, subsequent to the quarter-end, NDAC completed the acquisition of certain operating assets of New Directions. The majority of the members of New Directions approved the acquisition. However, dissenting members of New Directions filed a lawsuit against New Directions; the president of the Company, individually; the new president of NDAC, individually; and Horizon Lodges, Inc. (HLI), the corporation that owns the facility that NDAC is leasing. Neither the Company nor NDAC are named in the lawsuit.

         The lawsuit relates to the ownership of the HLI facility or the ownership of HLI itself. Since NDAC did not acquire any stock ownership interest in HLI or any ownership of the facility and only has a long-term lease on the facility, it believes it has no exposure to the ultimate outcome of this lawsuit. New Directions and the other defendants have filed a counterclaim seeking more than $1,000,000 in damages from the dissenting members. Although neither the Company nor NDAC are named in the lawsuit, if named in the future, the Company and NDAC would vigorously defend itself. Regardless, management believes the ultimate outcome of this lawsuit will not have a material effect on the Company's results of operations or financial condition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB report. In addition, the discussion of the Company's Plan of Operation in the 1997 Form 10-KSB, is incorporated herein in its entirety as the discussion of the Plan of Operation as required by Item 303(a) of Regulation S-B.

Plan of Operation

         Subsequent to the quarter-end, NDAC completed the acquisition of the operating assets of New Directions related to the operation of a community corrections business. With the NDAC acquisition, the Company intends to shift its growth focus to the community corrections business and either liquidate or de-emphasize its other operating subsidiaries.

         NDAC assumed operation of a community corrections center, commonly known as a halfway house, which currently has approximately 150 beds available but is licensed to provide up to 300 beds. The center operates under a contract with the Oklahoma Department of Corrections, which provides clients to the center.

         The assets acquired included a $250,000 Certificate of Deposit and the rights to a long-term lease on a facility for and in use as a community corrections center. The lease on the facility has renewable options through the year 2017. The base lease payment is $8,500 per month (the Base Payment) plus the greater of $6,000 or 6% of the facility's monthly revenues. If NDAC exercises its option to renew the lease on the facility, the Base Payment increases by 20% at each renewal.

         The center is a residential facility for adult male and female offenders transitioning from institutional to independent living. Offenders are eligible for these programs based upon the type of offense committed and behavior while incarcerated in prison. Offenders generally spend the last six months of their sentence in a community corrections program. The goal and mission of NDAC's community corrections business is to reduce the likelihood of an inmate committing an offense after release by assisting in the reunification process with family and the community. Offenders must be employed, participate in substance abuse programs, submit to random drug testing, and pay a fixed payment to the government to offset the cost of the program. The Company supervises these activities at its center. The Company has retained all existing management and employees of the center.

         The Company's business strategy is to become a leading developer and manager of a quality, privatized community corrections facilities, initially focusing in Oklahoma. Management intends on developing its community corrections business by developing facilities or expanding into existing facilities.

Liquidity and Capital Resources - March 31, 1997 compared to March 31, 1998

         The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows reported deficiencies in working capital for the periods presented.

                                            March 31,               December 31,
                                       1998             1997           1997
                                    -----------    -------------    -----------

Deficiency in working capital       $  (921,789)   $  (1,432,839)   $  (863,925)

         Although the Company's working capital remains negative, the Company has been able to meet its obligations as a result of the financial support received from certain of the Company's related parties. Current working capital, which has been provided in the form of notes payable, has been primarily supplied by the Company's president or by Aztore. Aztore has agreed to restructure a majority of its liabilities as part of the NDAC acquisition.

         Approximately $433,000 of the Company's current liabilities relate to the acceleration of a long-term note due to a technical default of approximately $15,000. The Company expects this default to be cured before the end of the Company's third fiscal quarter.

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

         As discussed above, the Company acquired certain assets related to the operation of a community corrections business subsequent to the quarter-end. The purchase price for the assets acquired was the issuance of 1,000,000 shares of common stock of the Company, $1,000,000 in notes payable and the assumption of approximately $100,000 of liabilities. The notes issued to New Directions bear interest of 10% per annum and are due in three years.

         The Company believes the operations of the community corrections business will be cash flow positive and be profitable and that the cash flow from the new business will be sufficient to service the debt payments under the notes and the lease payments on the facility. The Company also intends to continue the rehabilitation of the facility in order to bring the inmate occupancy up to 300 beds. In the event that cash flow is insufficient to satisfy the Company's needs, management believes that it can borrow any additional funds from its related parties to maintain its operations.

Results of Operations - The quarter ended March 31, 1998 compared to the quarter ended March 31, 1997

         The following table illustrates the Company's revenue mix:

                                                        Quarter ended March 31,
                                                      --------------------------
                                                        1998              1997
                                                      --------          --------

   Business Park revenue                              $ 69,613          $ 87,844
   SDPI revenue                                          1,583            76,830
   Beverages revenue                                       619               328
                                                      --------          --------
         Total revenue                                $ 71,815          $165,002
                                                      ========          ========

         Business Park revenues decreased $18,231 (21%) during the first quarter of 1998 as compared to the same period in 1997. This decrease is primarily attributable to the loss of one tenant that accounted for 23% of total revenues for Business Park, as discussed in the 1997 Form 10-KSB. The Company is aggressively seeking a new tenant for this space. During 1997, Business Park successfully renegotiated eleven leases (or 32% of the total square footage) from one year leases to three to five year leases at an average increase of $.39 per square foot. The Company believes its long-term prospects will improve with longer leases and higher rates. Losses of tenants in the future could affect future operations and financial position because of the cost of new leasehold improvements and lower revenue due to any prolonged vacancy. There is no assurance the Company's historically high occupancy rate will continue.

         SDPI revenues decreased $75,247 (98%) in the first quarter of 1998 compared to the same quarter in 1997. SDPI revenues in fiscal 1997 came from the recognition of deferred revenue related to the expiration of warranty service on 1996 contracts. During 1995 to early 1997 SDPI acted as a marketing representative for construction contractors to develop business opportunities for those contractors for a fee. Although SDPI continues to evaluate opportunities related to this business, additional revenues in this business are unlikely.

         Beverages revenues were nominal during the quarter ended March 31, 1998. The Company has been trying to sell Beverages as a going concern or liquidate the assets of this business, although at this time the Company has no formal plan of disposal. The Company continues to support the existing Beverages customers but does not anticipate any material revenues from this business in 1998.

         Total operating expenses for the three months ended March 31, 1998 were $100,689 as compared to total operating expenses for the comparable 1997 period of $117,183. The decrease in the 1998 expenses was due to a decrease in general and administrative expenses, consisting primarily of professional and incentive-based compensation agreements.

         The Company recorded net loss in the first quarter 1998 of approximately $27,664 or less than $.01 per share, compared to net income in the first quarter 1997 of $47,819, or $.01 per share. This decrease in profits was due primarily to the decrease in SDPI revenues.

Capital Expenditures and Commitments

         During the first quarter ending March 31, 1998, the Company spent approximately $49,000 on capital expenditures, primarily for leasehold improvements at the Business Park. The Company expects to spend an additional $100,000 for leasehold improvements on its Business Park.

Factors that May Affect Future Results

         A number of uncertainties exist that may affect the Company's future operating results. These include, but are not limited to, the uncertain general economic conditions, regulatory changes, the ongoing support of the related parties, the ability of the Company to refinance its notes payable on satisfactory terms, and the Company's ability to acquire sufficient funding to sustain its operations and develop the new business related to the operation of a community corrections facility. A majority of these issues directly or indirectly relate to the Company's ability to sell additional equity or obtain additional debt at reasonable prices or rates, if at all. The Company and all its subsidiaries have had unsuccessful operating histories and have been consistently unprofitable. If this trend continues the Company, or any subsidiary, may have to seek formal court protection from creditors.

Forward-Looking Statements

         Certain statements and information contained herein concerning future, proposed, and anticipated activities of the Company, certain trends with respect to the Company's revenue, operating results, capital resources, and liquidity or with respect to the markets in which the Company competes and other statements contained herein regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward-looking statements, by their very nature include risks and uncertainties, many of which are beyond the Company's control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         During 1996, the Company was named as a defendant in a lawsuit. The plaintiff alleges damages of approximately $100,000. The Company believes it has no liability under this claim due to various defenses, which it intends to vigorously assert. There has been no activity by the plaintiff regarding this litigation for more than 18 months. As a result, no accrual has been made in the unaudited consolidated financial statements presented herein.

         The Company is involved in certain other administrative proceedings arising in the normal course of business. In the opinion of management, such matters, including the lawsuit described above, will be resolved without material effect on the Company's results of operations or financial condition.

         As discussed in Note 4, to the financial statements subsequent to the quarter-end, NDAC completed the acquisition of certain operating assets of New Directions. The majority of the members of New Directions approved the acquisition. However, dissenting members of New Directions filed a lawsuit against New Directions; the president of the Company, individually; the new president of NDAC, individually; and Horizon Lodges, Inc.
(HLI), the corporation that owns the facility that NDAC is leasing. Neither the Company nor NDAC are named in the lawsuit.

         The lawsuit relates to the ownership of the HLI facility or the ownership of HLI itself. Since NDAC did not acquire any stock ownership interest in HLI or any ownership of the facility and only has a long-term lease on the facility, it believes it has no exposure to the ultimate outcome of this lawsuit. New Directions and the other defendants have filed a counterclaim seeking more than $1,000,000 in damages from the dissenting members. Although neither the Company nor NDAC are named in the lawsuit, if named in the future, the Company and NDAC would vigorously defend itself. Regardless, management believes the ultimate outcome of this lawsuit will not have a material effect on the Company's results of operations or financial condition.

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

Dated:        June 22, 1998
          ----------------------

                                                  SOONER HOLDINGS, INC.
                                        ----------------------------------------
                                                       (Registrant)


                                        By:       /s/ R. C. Cunningham II
                                            ------------------------------------
                                            R.C. Cunningham II, President
                                            (Chairman of the Board)


                                        By:       /s/ Raymond C. Cunningham III
                                            ------------------------------------
                                            Raymond C. Cunningham III, Treasurer
                                            (Chief Accounting Officer)
                                       13