Form 10QSB
period 1998-06-30
SOONER HOLDINGS INC /OK/
filed 2000-03-21
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended  June 30, 1998_

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from            to

Commission File Number:         0-18344

                             SOONER HOLDINGS, INC.
       (Exact name of small business issuer as specified in its charter)

              Oklahoma                                 73-1275261
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                    Identification No.)

                     2680 W. I-40, Oklahoma City, OK 73108
                    (Address of principal executive offices)

Issuer's telephone number, including area code:                  (405) 236-8332

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ ]    NO [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS


        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

YES[ ]     NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,471,350 shares of common stock as of March 15, 2000.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                  (unaudited)

                                                                     June 30,
                                                                       1998
                                                                    -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents ..................................     $    17,546
   Accounts receivable ........................................          85,623
   Other current assets .......................................          42,563
                                                                    -----------
     Total current assets .....................................         145,732

Property and equipment, net ...................................       2,769,087
Intangible assets, net of amortization of $4,692 ..............       1,748,101
Other assets, net .............................................         255,690
                                                                    -----------
                                                                    $ 4,918,610
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable ...........................................     $   109,292
   Accrued liabilities to related parties .....................         110,608
   Accrued liabilities ........................................         119,079
   Current portion of notes and royalty payable ...............          32,863
   Deferred revenue ...........................................          17,532
                                                                    -----------
     Total current liabilities ................................         389,374
                                                                    -----------
Notes payable,  less current  portion and net
   of discount of $451,667 ....................................       4,252,851
Royalty payable, less current portion and net
   of discount of $912,241 ....................................         444,804
Commitments and contingencies .................................            --

Stockholders' deficit:
   Preferred stock; undesignated, authorized 10,000,000
      shares, no shares issued and outstanding ................            --
   Common stock; $.001 par value, authorized 100,000,000
      shares, 8,471,350 shares issued and outstanding .........           8,471
   Additional paid-in-capital .................................       5,532,907
   Accumulated deficit ........................................      (5,709,797)
                                                                    -----------
     Total stockholders' deficit ..............................        (168,419)
                                                                    -----------
                                                                    $ 4,918,610
                                                                    ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                             SOONER HOLDINGS, INC.
                     Consolidated Statements of Operations
                                  (unaudited)

                                     For the quarter ended       For the six months ended
                                            June 30,                     June 30,
                                      1998           1997          1998           1997
                                  -----------    -----------    -----------    -----------
Revenues ......................   $   163,099    $   107,248    $   234,914    $   272,250
                                  -----------    -----------    -----------    -----------

Operating expenses:
  Cost of services ............           184            347            578            620
  General and administrative ..        98,645         42,381        128,083         86,416
  Depreciation and amortization        24,058         14,913         39,571         29,852
                                  -----------    -----------    -----------    -----------
     Total operating expenses .       122,887         57,641        168,232        116,888
                                  -----------    -----------    -----------    -----------

Income from operations ........        40,212         49,607         66,682        155,362

Interest expense ..............       (86,383)       (67,167)      (141,727)      (125,103)
Other income (expense) ........          (995)         4,801            215          4,801
                                  -----------    -----------    -----------    -----------

Net income (loss) .............   $   (47,166)   $   (12,759)   $   (74,830)   $    35,060
                                  ===========    ===========    ===========    ===========
Net income (loss) per common
  share .......................   $      (.01)         $ (*)    $      (.01)           $ *
                                  ===========    ===========    ===========    ===========

Weighted average common
  shares outstanding ..........     7,637,096      7,471,350      7,637,096      7,471,350
                                  ===========    ===========    ===========    ===========

-------------------------
*less than $.01 per share


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                             SOONER HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                       For the six months ended
                                                                June 30,
                                                           1998         1997
                                                         ---------    ---------
Cash flows from operating activities:
  Net income (loss) ..................................   $ (74,830)   $  35,060
  Adjustments  to reconcile  net income
    (loss) to net cash  provided by
    operating activities:
      Depreciation and amortization ..................      39,571       29,852
      Changes in assets and liabilities:
        Accounts receivable ..........................       1,667          832
        Other current assets .........................      (2,317)      (1,590)
        Accounts payable .............................      (8,279)      11,003
        Real estate taxes payable ....................       6,800        6,800
        Accrued liabilities to related parties .......      44,568       48,110
        Accrued liabilities ..........................      67,596       10,004
        Deferred revenue .............................       2,630      (92,830)
                                                         ---------    ---------
    Net cash provided by operating activities ........      77,406       47,241
                                                         ---------    ---------

Cash flows from investing activities:
  Sale of land .......................................        --              1
  Purchases of property and equipment ................    (134,791)      (3,645)
                                                         ---------    ---------
    Net cash used in investing activities ............    (134,791)      (3,644)
                                                         ---------    ---------

Cash flows from financing activities:
  Repayments of notes payable ........................     (16,670)     (57,115)
  Royalty payments ...................................      (6,000)        --
  Borrowings on notes payable ........................      76,781         --
  Borrowings on notes payable to
    related parties ..................................      16,338       13,000
                                                         ---------    ---------
    Net cash provided by (used in)
      financing activities ...........................      70,449      (44,115)
                                                         ---------    ---------

Net increase (decrease) in cash ......................      13,064         (518)
Cash at beginning of year ............................       4,482        2,649
                                                         ---------    ---------

Cash at end of period ................................   $  17,546    $   2,131
                                                         =========    =========

Supplemental disclosure of cash flow information:

Cash paid during the period for interest .............   $ 104,149    $ 100,263
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                             SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 June 30, 1998


NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations
---------------------------

        Sooner Holdings, Inc., an Oklahoma corporation (the "Company"), operates primarily through two of its subsidiaries. New Directions Acquisition Corp.
(NDAC) owns and operates a community correction business in Oklahoma City, Oklahoma and Charlie O Business Park Incorporated (Business Park) is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. The Company also owns 100% of Charlie O Beverages, Inc. (Beverages) which operates the original in-home soda fountain business and SD Properties, Inc. (SDPI) which acts as a marketing representative for construction contractors to develop business opportunities for those contractors for a fee. Effective June 1, 1998, the Company completed the acquisition of the community correctional business in Oklahoma City, Oklahoma (see Note 8).

Basis of presentation
---------------------

        The unaudited consolidated financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (the "1997 Form 10-KSB"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the Company. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

Management Plans
----------------

        The unaudited consolidated financial statements have been prepared contemplating continuation of the Company as a going concern. The Company has sustained recurring operating losses in recent years and is expected to need additional amounts of working capital for its operations. At June 30, 1998, the Company has a shareholders' deficit of $168,419 and has a working capital deficiency of $243,642. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

        The Company acquired a community correctional facility effective June 1, 1998 and has implemented plans to improve its liquidity and performance. These measures, among other items, include refinancing of long-term debt and reduction of operating and administrative expenses. Management seeks to expand its correctional service operations and believes that this segment will ultimately result in future growth and profitability of the Company; however, there can be no assurance that these plans will be successful.

Principles of consolidation
---------------------------

        The unaudited consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Sooner Holdings, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated.

Reclassifications
-----------------

        Certain   reclassifications   have  been  made  to  the  1997  financial
statements to conform to the 1998 presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment at June 30, 1998 is comprised of the following:

             Land ..................................   $1,311,400
             Buildings and improvements ............    1,818,852
             Machinery and equipment ...............       64,968
             Vehicles ..............................       42,531
                                                       ----------
                                                        3,237,751
             Less accumulated depreciation .........      468,664
                                                       ----------
             Property and equipment, net ...........   $2,769,087
                                                       ==========

NOTE 3 - OTHER ASSETS

        Other assets at June 30, 1998 is comprised of the following:

     Loan commitment fee, less amortization of $750 ........   $   28,690
     Certificates of deposit ...............................      227,000
                                                               ----------
     Other assets, net .....................................   $  255,690
                                                               ==========

NOTE 4 - NOTES PAYABLE

        Notes payable as of June 30, 1998 consists of the following:

 Installment note payable to bank,  interest at prime plus 3% per
   annum,  due  June  20,  1999,   personally   guaranteed  by  a
   shareholder,  officer and  director.  Secured by real  estate.
   Paid off during 1999 as part of debt refinancing.                $   927,009

 Installment note payable to bank,  interest at prime plus 3% per
   annum,  due  June  20,  1999,   personally   guaranteed  by  a
   shareholder,  officer and  director.  Secured by real  estate.
   Paid off during 1999 as part of debt refinancing.                    186,093

 Oklahoma  Industrial  Finance  Authority  (OIFA) loan,  variable interest and payments, maturing August 1, 2004, interest at 3%
   over  the  Oklahoma  Industrial  Finance  Authority's  cost of capital,  not to fall below 10% or exceed 14%, guaranteed by a shareholder,  officer and director. Secured by real estate and
   equipment.  Paid off during 1999 as part of debt  refinancing.       424,597

 Notes payable to related  parties,  interest ranging from 10% to
   15% per annum, due January 1, 1999.                                  856,868

 Installment note payable to bank,  interest at prime plus 3% per
   annum,   due  May  20,  1999,   personally   guaranteed  by  a
   shareholder,  officer and  director.  Secured by real  estate.
   Paid off during 1999 as part of debt refinancing.                     76,781

 Note payable to  individuals,  no stated  interest  rate, due on demand.  Secured by real estate.  Paid off during 1999 as part
   of debt refinancing.                                                 139,090

 Note payable  to bank,  payment of  interest  only due  monthly, interest at prime pus .5%, due  September 1, 1999,  personally guaranteed by a  shareholder,  officer and director.  Paid off
   during 1999 as part of debt refinancing.                              98,800

 Note payable to bank,  payments of interest only due  quarterly,
   interest  at  prime,   due   September  1,  1999,   personally
   guaranteed by a  shareholder,  officer and director.  Paid off
   during 1999 as part of debt refinancing.                              40,233

 Note payable to bank,  payable in monthly  installments of $500, interest  at prime  plus 1%,  due June 24,  1999,  secured  by
   inventory.  Paid off during 1999 as part of debt  refinancing.         9,851

 Balloon  promissory  note payable to related party (see Note 8),
   10% stated  interest per annum,  15% effective  interest rate, principal and interest due June 1, 2001;  collateralized  by a second mortgage on land and facility owned by the Company, net
   of discount of $451,667.                                             879,333

 Note  payable to bank,  interest  at New York prime plus 2%, due
   April 20, 2000, collateralized by a first mortgage on land and
   facility owned by the Company.                                       614,196

 Other notes payable to banks,  interest  rates ranging from 9.5%
   to  9.75%,   principal   and   interest   due  January   1999,
   collateralized by vehicles.                                           27,908
                                                                    -----------
                                                                      4,280,759
 Less current portion                                                    27,908
                                                                    -----------
        Notes payable                                               $ 4,252,851
                                                                    ===========

        During 1999, the Company refinanced several of the above notes payable that were due to mature during 1999. These notes were replaced by a single note payable to a bank bearing an 8.8% interest rate and maturing in June 2009. Accordingly, these amounts have been classified as noncurrent.

NOTE 5 - ROYALTY PAYABLE

        As part of a business acquisition (see Note 8), the Company assumed a royalty payable to an individual. The agreement calls for monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC. The agreement expires on April 30, 2017. Future minimum payments under this agreement total $1,362,000. A discount of $912,241 was imputed by management using a 15% interest rate.

NOTE 6 - RELATED PARTIES

        The Company's related parties are discussed in the 1997 Form 10-KSB. In addition, the following are related parties:

        New Direction Centers of America, L.L.C. As part of the business acquisition (see Note 8), the Company issued a note payable to New Direction Centers of America, L.L.C. (NDLLC) which is owned 24% by the Company's president and chairman.

        Management   Agreement.   The   management   of  the  operation  of  the
correctional facility is subcontracted to C & R Investments L.L.C. (CRI). The owner of CRI owns approximately 3% of the Company's common stock.

        The following table reflects amounts owed to related parties at June 30, 1998:

                                        Notes                Acounts Payable
                                        Payable          and Accrued Liabilities
                                      -----------        -----------------------

President and chairman                $  538,183              $   39,228
Aztor Holdings, Inc.                     310,685                  60,041
NDLLC                                    879,333                  11,339
CRI                                        8,000                   -0-
                                      ----------              ----------
Total related party liabilities       $1,736,201              $  110,608
                                      ==========              ==========

        The president and chairman has personally guaranteed $1,753,513 of the Company's notes payable.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

        In February 1998, a lawsuit was filed by one of the owners of NDLLC against the Company relating to the purchase of New Directions (see Note 8). Subsequent to quarter-end, a settlement was reached which includes a payment of $76,000.

        The Company is involved in certain other administrative proceedings arising in the normal course of business. In the opinion of management, such matters, including the lawsuit described above, will be resolved without material effect on the Company's results of operations or financial condition.


NOTE 8 - ACQUISITION

        Effective June 1, 1998, the Company completed the acquisition of all the assets and certain liabilities of New Directions Centers of America, L.L.C. (New Directions) related to the operation of a community correction business in Oklahoma City, Oklahoma. The purchase price for the assets acquired was the issuance of 1,000,000 shares of common stock of the Company, $1,000,000 in a note payable (the Note) and the assumption of approximately $1,464,000 of liabilities.

The acquisition of these assets was accounted as a purchase in accordance with Accounting Principles Board Opinion No. 16, with the cost allocated to the net assets acquired based on their estimated fair values. The operations of the New Directions business have been included in the financial statements of the Company from the date of acquisition.

The assets acquired included a $227,000 Certificate of Deposit and the facility and equipment which the business operates from which is zoned for use as a community correction center valued at $450,000. Approximately $1,753,000 of the purchase price was allocated to contract rights acquired. The contract rights relate to an annually renewable contract with the Oklahoma Department of Corrections. This asset is being amortized over a nine-year period which is management's estimate of the expected life of the contract.

The Note issued to New Directions bears interest of 10% per annum with principal and interest due in three years. The face value of the Note of $1,331,000 has been discounted by management by $451,667 using a 15% effective rate of interest.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Introduction

        The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB report. In addition, the discussion of the Company's expected Plan of Operation, included in the 1997 Form 10-KSB, is incorporated herein in its entirety as the discussion of the Plan of Operation as required by Item 303(a) of Regulation S-B.

Plan of Operation

        Effective June 1, 1998, NDAC completed the acquisition of the assets and certain liabilities of New Directions related to the operation of a community correction business. NDAC runs a community correction center, commonly known as a halfway house, that currently has approximately 140 beds available but is licensed to provide up to 300 beds. NDAC operates under a contract with the Oklahoma Department of Corrections, which provides clients to NDAC.

        The assets acquired included a $227,000 Certificate of Deposit and the facility and equipment which the business operates from which is zoned for use as a community correction center valued at $450,000. Approximately $1,753,000 of the purchase price was allocated to contract rights acquired. The contract rights relate to the annually renewable contract with the Oklahoma Department of Corrections. This asset is being amortized over a nine-year period which is management's estimate of the expected life of the contract.

        With the NDAC acquisition, the Company intends to shift its growth focus
to  the  community   corrections   business  and  either  liquidate  or  totally
de-emphasize its other operating subsidiaries.

The Community Correction Business

        The facility operated by NDAC is a non-secure residential facility for adult male and female offenders transitioning from institutional to independent living. Offenders are eligible for these programs based upon the type of offense committed and behavior while incarcerated in prison. Offenders generally spend the last six months of their sentence in a community corrections program. The goal and mission of NDAC's community corrections business is to reduce the likelihood of an inmate committing an offense after release by assisting in the reunification process with family and the community. Offenders must be employed, participate in substance abuse programs, submit to frequent random drug testing, and pay a predetermined percentage of their earnings to the government to offset the cost of the program. The Company supervises these activities and also provides life skills training, case management, home confinement supervision and family reunification programs at its facilities.

        NDAC's facility has recently received accreditation from the American Correctional Association (the ACA), the governing body for accreditation. The ACA has 25 mandatory standards and 263 non-mandatory standards regarding staff working conditions and correctional facility living conditions. A community correction facility that is ACA accredited can take private clients as well as Federal clients.

Business Strategy

        The Company's business strategy is to be come a leading developer and a manager of a quality privatized community correction facilities, initially in Oklahoma and then expanding interstate. Management intends on seeking a larger community corrections business by expanding into other zoned facilities, either internally and through acquisitions. The Company intends on obtaining and maintains ACA accreditation for all of its facilities.

        The Company will operate each facility under its management. The Company will also either directly or through subcontractors, provide health care and food service. In the future, the facilities may offer special rehabilitation and educational programs, such as academic or vocational education, job and life skills training, counseling and work and recreational programs.

Liquidity and Capital Resources - June 30, 1998 (unaudited) compared to June 30, 1997 (unaudited)

        The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows comparative deficiencies in working capital.

                                          June 30,                Dec. 31, 1997
                                    1998            1997            (audited)
                                    ----            ----            ---------

 Deficiency in working capital   $(243,642)      $(488,061)        $(863,925)
                                 ==========      ==========        ==========

        Although the Company's working capital remains negative, the Company has been able to meet its obligations as a result of the financial support received from certain of the Company's related parties. The Company's current working capital, which has been provided in the form of notes payable, has been primarily supplied by either the Company's chairman and president, or by Aztor Holdings, Inc. ("Aztor"). Aztor has agreed to restructure a majority of its liabilities as part of the NDAC acquisition.

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

        As discussed above, the Company acquired certain assets related to the operation of a community correction business subsequent to the quarter-end. The purchase price for the assets acquired was the issuance of 1,000,000 shares of common stock of the Company, $1,000,000 in a note payable and the assumption of approximately $1,464,000 of liabilities. The note issued to New Directions bears interest of 10% per annum and is due in three years.

        The Company believes the operations of the community corrections business will be cash flow positive and be profitable and that the cash flow from the new business will be sufficient to service the debt payments under the note and the mortgage payment on the facility. The Company also intends to continue the rehabilitation of the facility in order to bring the inmate occupancy up to 300 beds. In the event that cash flow is insufficient to satisfy the Company's needs, management believes that it can borrow any additional funds from its related parties to maintain its operations.

Results  of  Operations  - The  quarter  and six  months  ended  June  30,  1998
(unaudited)  compared  to the  quarter  and  six  months  ended  June  30,  1997
(unaudited)

The following table illustrates the Company's revenue mix:

                                  Quarter ended         Six months ended
                                     June 30,                June 30,
                               --------------------    --------------------
                                 1998        1997        1998        1997
                               --------    --------    --------    --------
Business Park revenue ......   $ 73,283    $ 85,737    $142,896    $173,581
NDAC revenue ...............     88,838       -0-        88,838       -0-
Other revenue ..............        978      21,511       3,180      98,669
                               --------    --------    --------    --------
Total revenue ..............   $163,099    $107,248    $234,914    $272,250
                               ========    ========    ========    ========

        Total revenues for the quarter ended June 30, 1998 increased by $55,851 or 52% over the comparable period in 1997. This increase was related to the Company's NDAC subsidiary. In June 1998 the Company acquired through NDAC a community correctional facility. For the month of June 1998 NDAC generated $88,838 of revenues or 54% of the total revenues for the current period.

        Business Park's revenues decreased $12,454 (15%) and $30,685 (18%) for the quarter and six months ended June 30, 1998, compared to the same quarter and six month periods in 1997. This decrease is primarily attributable to the loss of one tenant in November 1997 that accounted for 24% of total revenues for Business Park. However, the lost revenues from one tenant was offset by revenues generated from renegotiated leases during the latter part of 1997 from one year to three to five year leases at an average increase of $.39 per square foot. Losses of tenants in the future could affect future operations and financial position due to the cost of new leasehold improvements to attract new tenants, increased leasing fees or lower rent revenue due to vacancy. There is no assurance the Company will return to its historically high occupancy rate.

Other revenues for the quarter and six months ended June 30, 1997 came from SDPI's recognition of approximately $100,000 of deferred revenues related to the expiration of warranty services provided by SDPI for one year from completion of its 1996 contracts. SDPI ceased doing business in early 1998.

        Total operating expenses increased $65,246 (113%) and $51,344 (44%) for the quarter and six months ended June 30, 1998, compared to the same quarter and six month periods in 1997. This increase is related to the acquisition of the community correctional business in June 1998. The NDAC subsidiary accounted for $60,852 or 93% of the increase in total operating expenses for the current period. The amortization of the NDAC intangible asset resulted in an increase in depreciation and amortization expense in the 1998 periods over the comparable 1997 periods. In addition general and administrative expense for the quarter and six months periods increased due to the acquisition of the community correctional business in June 1998.

        The Company recorded net loss for the quarter of $47,166 as compared to a net loss of $12,759 for the comparable 1997 period. This increase in net loss in 1998 was due solely to the acquisition of the community correctional business in June 1998. The increase in revenues from NDAC was offset by an increase in operating expenses also attributable to the NDAC subsidiary. Interest expense was also up due to increased borrowings related to the acquisition.

Capital Expenditures and Commitments

        During the quarter and six months ending June 30, 1998, the Company spent approximately $62,000 on capital expenditures primarily for leasehold improvements at the Business Park. The Company expects to spend an additional $60,000 for leasehold improvements on its Business Park and correctional facility.

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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

        In February 1998, a lawsuit was filed by one of the owners of New Direction Centers of America, L.L.C. against the Company relating to the purchase of the community correctional business. On January 18, 2000, a settlement was reached which includes a payment of $76,000. The Company believes it has no liability under this claim due to various defenses which it intends to vigorously assert. As a result, no accrual has been made in the unaudited consolidated financial statements presented herein.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         The Company has filed the following reports on Form 8-K.

                                                       Date filed

Letter re: change in certifying accountant            May 11, 1999
Letter re: change in certifying accountant           June 16, 1999
Purchase and  Sale Agreement                         June 23, 1999




SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     SOONER HOLDINGS, INC.
                                                     ---------------------
                                                          (Registrant)
Dated:  March 15, 2000


                                                 By: R. C. Cunningham, II
                                                     ----------------------
                                                     R. C. Cunningham, II,
                                                     Chairman and President