Form 10QSB
period 1998-09-30
SOONER HOLDINGS INC /OK/
filed 2000-03-22
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

     (Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

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

YES [ ]       NO [ ]

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

                                                                     Sept. 30,
                                                                        1998
                                                                    -----------
                                     ASSETS

Current assets:
   Cash and cash equivalents ..................................     $   101,594
   Accounts receivable ........................................         118,459
   Other current assets .......................................          41,802
                                                                    -----------
     Total current assets .....................................         261,855

Property and equipment, net ...................................       2,805,074
Intangible assets, net of amortization of $18,770 .............       1,734,024
Other assets, net .............................................         255,315
                                                                    -----------
                                                                    $ 5,056,268
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable ...........................................     $   131,788
   Accrued liabilities to related parties .....................         181,564
   Accrued liabilities ........................................         118,761
   Current portion of notes payable and royalty payable .......          61,053
   Deferred revenue ...........................................          17,032
                                                                    -----------
     Total current liabilities ................................         510,198
                                                                    -----------
Notes payable,  less current  portion and net of
   discount of $438,667 .......................................       4,412,588
Royalty payable, less current portion and net of
   discount of $900,186 .......................................         438,859
Commitments and contingencies .................................            --

Stockholders' deficit:
   Preferred stock; undesignated, authorized 10,000,000
      shares, no shares issued and outstanding ................            --
   Common stock; $.001 par value, authorized 100,000,000
      shares, 8,471,350 shares issued and outstanding .........           8,471
   Additional paid-in-capital .................................       5,532,907
   Accumulated deficit ........................................      (5,846,755)
                                                                    -----------
     Total stockholders' deficit ..............................        (305,377)
                                                                    -----------
                                                                    $ 5,056,268
                                                                    ===========

The accompanying notes are an integral part of this consolidated balance sheet.


                             SOONER HOLDINGS, INC.
                     Consolidated Statements of Operations
                                  (unaudited)

                                        For the quarter ended       For the nine months ended
                                            September 30,                 September 30,
                                         1998           1997           1998           1997
                                     -----------    -----------    -----------    -----------
Revenues .........................   $   360,987    $    91,539    $   595,901    $   363,789
                                     -----------    -----------    -----------    -----------
Operating expenses:
   Cost of services ..............            97            279            675            899
   General and administrative ....       327,379         41,069        455,462        127,485
   Depreciation and amortization .        39,559         15,001         79,130         44,853
                                     -----------    -----------    -----------    -----------
     Total operating expenses ....       367,035         56,349        535,267        173,237
                                     -----------    -----------    -----------    -----------

Income (loss) from operations ....        (6,048)        35,190         60,634        190,552

Interest expense .................      (132,593)       (51,249)      (274,320)      (176,352)
Other income .....................         1,684         39,000          1,899         43,801
                                     -----------    -----------    -----------    -----------

Net income (loss) ................   $  (136,957)   $    22,941    $  (211,787)   $    58,001
                                     ===========    ===========    ===========    ===========

Net income (loss) per common share   $      (.02)   $      *       $      (.03)   $      *
                                     ===========    ===========    ===========    ===========

Weighted average common shares
outstanding ......................     7,819,236      7,471,350      7,819,236      7,471,350
                                     ===========    ===========    ===========    ===========

* less than $.01

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                             SOONER HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                       For the nine months ended
                                                             September 30,
                                                           1998         1997
                                                         ---------    ---------
Cash flows from operating activities:
  Net income (loss) ..................................   $(211,887)   $  58,001
  Adjustments  to reconcile  net income
    (loss) to net cash  provided by
    operating activities:
      Depreciation and amortization ..................      79,130       44,853
      Stock received for payment of fees .............        --        (39,000)
      Changes in assets and liabilities:
       Accounts receivable ...........................     (31,169)        (988)
       Other current assets ..........................      (1,556)        (838)
       Accounts payable ..............................      14,215        5,062
       Real estate taxes payable .....................      10,200       10,200
       Accrued liabilities to related parties ........     115,524       67,895
       Accrued liabilities ...........................      63,978        7,019
       Deferred revenue ..............................       2,130      (99,830)
                                                         ---------    ---------
     Net cash provided by operating activities .......      40,565       52,374
                                                         ---------    ---------

Cash flows from investing activities:
  Sale of land .......................................        --              1
  Purchases of property and equipment ................    (183,830)      (8,875)
                                                         ---------    ---------
     Net cash used in investing activities ...........    (183,830)      (8,874)
                                                         ---------    ---------

Cash flows from financing activities:
  Repayments of notes payable ........................     (50,229)     (54,198)
  Royalty payments ...................................     (24,000)        --
  Borrowings on notes payable ........................     155,287         --
  Borrowings on notes payable to related parties .....     159,319       13,300
                                                         ---------    ---------
     Net cash provided by (used in)
       financing activities ..........................     240,377      (40,898)
                                                         ---------    ---------

Net increase in cash .................................      97,112        2,602
Cash at beginning of year ............................       4,482        2,649
                                                         ---------    ---------

Cash at end of period ................................   $ 101,594    $   5,251
                                                         =========    =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest ..........   $ 191,964    $ 141,043
                                                         =========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                             SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                               September 30, 1998


NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations
---------------------------

        Sooner Holdings, Inc., an Oklahoma corporation (Company), operates primarily through two of its subsidiaries. New Directions Acquisitions Corp.
(NDAC) owns and operates a community correction business in Oklahoma City, Oklahoma and Charlie O Business Park Incorporated (Business Park) is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. The Company also owns 100% of Charlie O Beverages, Inc. (Beverages) which operates the original in-home soda fountain business and SD Properties, Inc. (SDPI) which acts as a marketing representative for construction contractors to develop business opportunities for those contractors for a fee. Effective June 1, 1998, the Company completed the acquisition of the community correctional business in Oklahoma City, Oklahoma (see Note 8).

Basis of presentation
---------------------

        The unaudited consolidated financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 (1997 Form 10-KSB). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the Company. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.


Management Plans
----------------

        The unaudited consolidated financial statements have been prepared contemplating continuation of the Company as a going concern. The Company has sustained recurring operating losses in recent years and is expected to need additional amounts of working capital for its operations. At September 30, 1998, the Company has a shareholders' deficit of $305,377 and has a working capital deficiency of $248,343. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

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

Reclassifications
-----------------

        Certain   reclassifications   have  been  made  in  the  1997  financial
statements to conform with the 1998 presentation. These reclassifications do not have a material effect on the consolidated financial statements.


NOTE 2 - PROPERTY AND EQUIPMENT

        Property and equipment at September 30, 1998 is comprised of the following:

                   Land ........................   $1,311,400
                   Buildings and improvements ..    1,853,860
                   Machinery and equipment .....       90,998
                   Vehicles ....................       42,531
                                                   ----------
                                                    3,298,789
                   Less accumulated depreciation      493,715
                                                   ----------
                   Property and equipment, net .   $2,805,074
                                                   ==========


NOTE 3 - OTHER ASSETS

        Other assets at September 30, 1998 is comprised of the following:

          Loan commitment fee, less amortization of $1,125   $ 28,315
          Certificates of deposit ........................    227,000
                                                             --------
          Other assets, net ..............................   $255,315
                                                             ========

NOTE 4 - NOTES PAYABLE

        Notes payable as of September 30, 1998 consists of the following:

 Installment note payable to bank, interest at prime plus 3%
  per annum, due June 20, 1999,  personally  guaranteed by a shareholder, officer and director. Secured by real estate.
  Paid  off  during  1999 as part  of  debt  refinancing.          $   924,812

 Installment note payable to bank, interest at prime plus 3%
  per annum, due June 20, 1999,  personally  guaranteed by a shareholder, officer and director. Secured by real estate.
  Paid off during 1999 as part of debt refinancing.                    185,711

 Oklahoma Industrial Finance Authority (OIFA) loan, variable interest and payments,  maturing August 1, 2004,  interest at 3% over the  Oklahoma  Industrial  Finance  Authority's cost of  capital,  not to fall  below 10% or  exceed  14%, guaranteed by a shareholder, officer and director. Secured by real estate and equipment. Paid off during 1999 as part
  of debt refinancing.                                                 411,975

 Notes payable to related parties, interest ranging from 10%
  to 15% per annum, due January 1, 1999.                               999,849

 Installment note payable to bank, interest at prime plus 3%
  per annum,  due May 20, 1999,  personally  guaranteed by a shareholder, officer and director. Secured by real estate.
  Paid off during 1999 as part of debt refinancing.                     77,013

 Note payable to  individuals,  no stated interest rate, due on demand. Secured by real estate. Paid off during 1999 as
  part of debt refinancing.                                            139,090

 Note payable to bank, payment of interest only due monthly,
  interest  at  prime  pus  .5%,  due   September  1,  1999,
  personally  guaranteed  by  a  shareholder,   officer  and
  director.   Paid   off   during   1999  as  part  of  debt
  refinancing.                                                          98,800

 Note  payable  to  bank,  payments  of  interest  only  due quarterly,  interest  at prime,  due  September  1,  1999,
  personally  guaranteed  by  a  shareholder,   officer  and
  director.   Paid   off   during   1999  as  part  of  debt
  refinancing.                                                          40,233

 Note payable to bank,  payable in monthly  installments  of
  $500,  interest  at  prime  plus 1%,  due  June 24,  1999, secured by inventory. Paid off during 1999 as part of debt
  refinancing.                                                           8,589

 Balloon  promissory note payable to related party (see Note
  8), 10% stated interest per annum, 15% effective  interest
  rate,   principal   and   interest   due  June  1,   2001;
  collateralized  by a second  mortgage on land and facility
  owned by the Company, net of discount of $438,667.                   892,333

 Note  payable to bank,  interest at New York prime plus 2%, due April 20, 2000,  collateralized by a first mortgage on
  land and facility owned by the Company.                              599,183

 Revolving  line of credit with Bank One,  interest  payable monthly at 3.25% over bank's prime rate, principal payable
  May 2005.                                                             35,000

 Other notes payable to banks,  interest  rates ranging from
  9.5% to 9.75%,  principal  and interest due January  1999,
  collateralized by vehicles.                                           56,098
                                                                   -----------
                                                                   $ 4,468,686
Less current portion                                                    56,098

                                                                   -----------
Notes payable                                                      $ 4,412,588
                                                                   ===========

        During 1999, the Company refinanced several of the above notes payable that were due to mature during 1999. These notes were replaced by a single note payable to a bank bearing an 8.8% interest rate and maturing in June 2009. Accordingly, these amounts have been classified as noncurrent.


NOTE 5 - ROYALTY PAYABLE

        As part of a business acquisition (see Note 8), the Company assumed a royalty payable to an individual. The agreement calls for monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC. The agreement expires on April 30, 2017. Future minimum payments under this agreement total $1,344,000. A discount of $900,186 was imputed by management using a 15% interest rate.


NOTE 6 - RELATED PARTY OBLIGATIONS

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


        The following table reflects the related party obligations as of September 30, 1998:

                                                Notes      Accrued
                                               Payable    Liabilities
                                               -------    -----------

           President and chairman ........   $  674,381   $   56,170
           Aztor(theta) and affiliates ...      310,685       80,039
           NDLLC .........................      892,333       45,355
           CRI ...........................       14,783        -0-
                                             ----------   ----------
           Total related party liabilities   $1,892,182   $  181,564
                                             ==========   ==========

        In addition, the president and chairman of the Company has personally guaranteed $1,738,544 of the Company's notes payable.


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


NOTE 8 - ACQUISITION

        Effective June 1, 1998, The Company completed the acquisition of all the assets and certain liabilities of New Direction Centers of America, L.L.C. (New Directions) and Horizon Lodges of America, Inc. (HLA) (together the "Sellers"). The Sellers' assets relate to the operation of a community correction business in Oklahoma City, Oklahoma. The purchase price for the assets acquired was $1,000,000 (the Note), the assumption of a "royalty" fee for the next 20 years of at least $6,000 per month due to the original permitting owner, 1,000,000 shares of common stock of the Company, and approximately $1,000,000 in liabilities.

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

        The promissory note issued to New Directions bears interest of 10% per annum with principal and interest due in three years. The face value of the Note of $1,331,000 has been discounted by management by $451,667 using a 15% effective rate of interest.


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

Liquidity and Capital Resources - September 30, 1998 (unaudited) compared to September 30, 1997 (unaudited).

        The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows comparative deficiencies in working capital. Current working capital has been primarily supplied by the Company's chairman and president, by Aztor(theta) Holdings, Inc. (Aztor(theta)), a Phoenix, Arizona investment company or by Aztor(theta)'s other affiliated companies.

                                              September 30,        Dec. 31, 1997
                                          1998            1997        (audited)
                                          ----           ----         ---------

Deficiency in working capital .....     $(243,642)     $(505,949)     $(863,925)
                                        =========      =========      =========

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

        As discussed above, the Company acquired certain assets related to the operation of a community correction business. The purchase price for the assets acquired was the issuance of 1,000,000 shares of common stock of the Company, $1,000,000 in a note payable and the assumption of approximately $1,464,000 of liabilities. The note issued to New Directions bears interest of 10% per annum and is due in three years.

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

Results of  Operations  - The quarter and nine months ended  September  30, 1998
(unaudited) compared to the quarter and nine months ended September 30, 1997 (unaudited)

The following table illustrates the Company's revenue mix.

                                     Quarter ended           Nine months ended
                                     September 30,             September 30,
                                   1998         1997         1998         1997
                                   ----         ----         ----         ----

Business Park revenue ......     $ 73,047     $ 84,053     $215,943     $257,634
NDAC revenue ...............      287,192        -0-        376,030        -0-
Other revenue ..............          748        7,486        3,928      106,155
                                 --------     --------     --------     --------
   Total revenue ...........     $360,987     $ 91,539     $595,901     $363,789
                                 ========     ========     ========     ========

        Total revenues increased $269,448 (294%) and $232,112 (16%) for the quarter and nine months ended September 30, 1998 compared to the same quarter and nine-month periods in 1997. This increase was related to the Company's NDAC subsidiary. In June 1998 the Company acquired through NDAC a community correctional facility. For the quarter ended September 30, 1998 NDAC generated $287,192 of revenues or 80% of the total revenues for the current period.

        Business Park's revenues decreased $11,006 (13%) and $41,691 (16%) for the quarter and nine months ended September 30, 1998, compared to the same quarter and nine month periods in 1997. This decrease is primarily attributable to the loss of one tenant in November 1997 that accounted for 24% of total revenues for Business Park. However, the lost revenues from one tenant was offset by revenues generated from renegotiated leases during the latter part of 1997 from one year to three to five year leases at an average increase of $.39 per square foot. Losses of tenants in the future could affect future operations and financial position due to the cost of new leasehold improvements to attract new tenants, increased leasing fees or lower rent revenue due to vacancy. There is no assurance the Company will return to its historically high occupancy rate.

        Other revenues for the quarter and nine months ended September 30, 1997 came from SDPI's recognition of approximately $100,000 of deferred revenues related to the expiration of warranty services provided by SDPI for one year from completion of its 1996 contracts. SDPI ceased doing business in early 1998.

        Total operating expenses for the quarter and nine months ended September 30, 1998 were $367,035 and $535,256, respectively, as compared to total expenses for the comparable 1997 periods of $56,267 and $173,237, respectively. This increase is related to the acquisition of the community correctional business in June 1998. The NDAC subsidiary accounted for $356,933 or 67% of the increase in total operating expenses for the current period. The amortization of the NDAC intangible asset resulted in an increase in depreciation and amortization expense in the 1998 periods over the comparable 1997 periods. In addition general and administrative expense for the quarter and nine month periods increased due to the acquisition of the community correctional business in June 1998.

        Interest expense increased $81,344 (159%) for the quarter ended September 30, 1998 over the 1997 period. This increase arose from the assumption by the Company in June 1998 of approximately $600,000 in loans from the acquisition of New Directions and the issuance of the $1,000,000 acquisition note.

        The Company recorded net loss for the nine-month period of 1998 of $211,787 as compared to net income of $58,001 for the comparable 1997 period. The increase in net loss in 1998 was due primarily to the acquisition by the Company of the community correction business in June 1998.

Capital Expenditures and Commitments

        During the quarter and nine months ending September 30, 1998, the Company spent approximately $61,000 on capital expenditures primarily for leasehold improvements at the correctional facility. The Company expects to spend an additional $30,000 for leasehold improvements on its Business Park and correctional facility.

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

                                                             Date filed
                                                             ----------

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


                                                    SOONER HOLDINGS, INC.
                                                ------------------------------
                                                        (Registrant)
Dated:       March 15, 2000
      -------------------------



                                             By: R. C. Cunningham II
                                                 -----------------------------
                                                 R. C. Cunningham II, Chairman
                                                 and  President