Form 10KSB
period 1998-12-31
SOONER HOLDINGS INC /OK/
filed 2000-03-24
CIK 861370

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             -----------------------
                                   FORM 10-KSB
                             -----------------------


ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended     December 31, 1998
                                       ------------------

                          Commission File No. 0-18344
                                              -------

                              SOONER HOLDINGS, INC.
                              ---------------------
                 (Name of small business issuer in its charter)

Oklahoma                                                              73-1275261
--------                                                              ----------
(State  or other  jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

2680 W. I-40  Oklahoma City, Oklahoma                                      73108
-------------------------------------                                      -----
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number:                                        (405) 236-8332
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


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [ ]

         Revenues for the year ending December 31, 1998 were $1,039,444.

         The aggregate market value of the voting stock held by non-affiliates of the Company on March 15, 2000 was approximately $320,000. As of March 15, 2000 the Company had 8,471,350 shares of common stock issued and outstanding.

         Transitional Small Business Issuer Disclosure Format  Yes [ ]  No [X]


         This document consists of 14 pages. The exhibit index is on page 13.

                              SOONER HOLDINGS, INC.
                                   Form 10-KSB

                   for the fiscal year ended December 31, 1998

                                Table of Contents

PART I                                                                     Page

Item 1.             Description of Business                                  3

Item 2.             Description of Property                                  5

Item 3.             Legal Proceedings                                        5

Item 4.             Submission of Matters to a Vote of
                    Security Holders                                         5

Part II

Item 5.             Market for Common Equity and Related
                    Stockholder Matters                                      5

Item 6.             Management's Discussion and Analysis
                    or Plan of Operation                                     6

Item 7.             Financial Statements                                     8

Item 8.             Changes in and Disagreements with
                    Accountants on Accounting and Financial
                    Disclosures                                              9
Part III

Item 9.             Directors, Executive Officers, Promoters
                    and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act                        9

Item 10.            Executive Compensation                                  10

Item 11.            Security Ownership of Certain Beneficial
                    Owners and Management                                   11

Item 12.            Certain Relationships and Related
                    Transactions                                            12

Part IV

Item 13.            Exhibits and Reports on Form 8-K                        13

                    Signatures                                              14

                                     PART I

                         ITEM 1. Description of Business

Summary and Development of the Company

         Sooner Holdings, Inc., an Oklahoma corporation (hereinafter referred to as the "Company") was formed in 1986 to enter the in-home soda fountain business. Subsequently, the Company evolved into a multi-subsidiary holding company in diverse businesses. From 1993 when the Company was restructured until June 1998 the Company was seeking acquisitions. In June 1998 the Company acquired, through its subsidiary New Directions Acquisition Corp., the assets and certain liabilities of New Direction Centers of America, L.L.C. and entered the minimum security correctional business.

         The Company currently operates primarily through two of its subsidiaries, New Directions Acquisition Corp. ("NDAC") and Charlie O Business Park Incorporated ("CO Park"). These subsidiaries and a brief summary of their businesses follows:

NDAC
----

         NDAC owns and operates a minimum security correctional facility (the "Correctional Business") for women located in Oklahoma City, Oklahoma. NDAC was formed in 1997 as a wholly owned subsidiary of the Company and began operations upon its acquisition in June 1998 of the assets and certain liabilities of New Direction Centers of America, L.L.C. ("NDLLC"), an Oklahoma-based private correctional business.

CO Park
-------

         CO Park operates a multi-unit rental property (the "Business Park") for business and industrial tenants located in Oklahoma City, Oklahoma. CO Park became an operating subsidiary upon its formation in March 1991 and is 100% owned by the Company.

         The Company also owns 100% of SD Properties, Inc. ("SDPI") and 100% of Charlie O Beverages, Inc. ("CO Beverages"). During fiscal 1997 and early 1998 the Company discontinued the two substantially inactive businesses operated by these two subsidiaries.

Business Description

The Correctional Business
-------------------------

         NDAC entered the minimum-security correctional business in June 1998 by acquiring the assets and certain liabilities of NDLLC. NDAC owns and operates a minimum-security correctional facility, which currently houses 140 inmates in Oklahoma City, Oklahoma. A non-secure residential facility, known as a halfway house, provides residential correctional services for offenders in need of less supervision and monitoring than are provided in a secure environment. Offenders in minimum-security correctional facilities are typically allowed to leave the facility to work in the immediate community and/or participate in community based educational and vocational training programs during daytime hours. Generally, persons in community correctional facilities are serving the last six months of their sentence.

         In addition to providing the fundamental residential services relating to the security of facilities and the detention and care of inmates, NDAC has developed a broad range of in-facility rehabilitative and educational programs. These programs include substance abuse treatment and counseling, vocational training, life skills training, and behavioral modification counseling. NDAC believes that its strategy of offering a wide variety of programs and services will increase its marketing opportunities.

         As of March 15, 2000, NDAC operates one correctional facility with an aggregate design capacity of 180 beds.


The Real Estate Business
------------------------

         CO Park operates as a real estate lessor and property manager and as of March 15, 2000 leases to 23 non-related lessees. CO Park's property includes five separate buildings, covering approximately 126,500 square feet, located at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. The Company and its CO Beverages subsidiary currently operate out of approximately 9,000 square feet in this business park. CO Park competes with other commercial lessors in the Oklahoma City market. Its occupancy, excluding that leased to the Company and its subsidiaries, has averaged over 80% during both 1998 and 1997.

The Discontinued Businesses
---------------------------

         SDPI, until April 1997, held an interest in a beneficial trust that owned real estate lots in an Arizona subdivision. SDPI's net book value in the beneficial trust was negative due to offsetting liabilities related to the trust and the underlying lots. In April 1997, SDPI sold the interest in the beneficial trust to a related party for $1.00 and the assumption of all liabilities plus an agreement to share future profits, if any, with the Company. During 1995 to 1997 SDPI commenced a business that markets and services construction contracts. This business did not develop after the initial contracts and was terminated in early 1998.

         CO Beverages operates the original in-home soda fountain business. The Company has been trying to sell CO Beverages as a going concern or liquidate the assets of this business. Therefore, the remaining assets of CO Beverages consisting of inventory and equipment have been written down to their estimated realizable value. The Company hopes to sell CO Beverages as a going concern and therefore, realize additional value for the extensive tooling and other assets related to CO Beverages business. These latter assets were written off in their entirety during 1996.


General

         Seasonality. Due to its sale or planned sale of assets or entities, the Company will not be subject to significant seasonality.

         Government Regulation. The Company's Correctional Business is subject to federal, state and local regulations which are administered by a variety of regulatory authorities. Generally, providers of correctional services must comply with a variety of applicable federal, state and local regulations, including education, healthcare and safety regulations. Management contracts frequently include extensive reporting requirements. In addition, many federal, state and local governments are required to follow competitive bidding procedures before awarding a contract. Certain jurisdictions may also require the successful bidder to award subcontracts on a competitive bid basis and to subcontract to varying degrees with businesses owed by women or minorities. Correctional contracts are generally renewed on a year to year basis.

         NDAC's failure to comply with any applicable laws, rules or regulations or the loss of any required license could have a material adverse effect on the Company's financial condition, results of operations and liquidity. Further, the current and future operations of the Company may be subject to additional regulations as a result of new statutes and regulations and changes in the manner in which existing statutes and regulations are or may be interpreted or applied. Any such additional regulations could have a material adverse effect on the Company's financial condition, results of operations and li quidity.

         Warranties. Due to its planned sale of assets in CO Beverages, the Company will not be subject to significant warranty exposure. The Company maintains product liability insurance coverage.

         Marketing. NDAC views governmental agencies responsible for state correctional facilities in the United States as its primary potential customers.

         Employees. As of March 15, 2000, the Company has only one full-time employee, Mr. R.C. Cunningham II, the Company's President and Chairman of the Board ("Cunningham"), and no part-time employees. The other officers of the Company do not spend full time on the Company's or its subsidiaries' businesses and are not compensated directly for their services.

         NDAC has 29 full-time and 6 part-time employees at March 15, 2000. NDAC employs management, administrative, clerical, security, educational services, and general maintenance personnel. NDAC through subcontractors also provides health care and food service. All jurisdictions require correction officers to complete a specified amount of training prior to employment.

         When the need exists, the Company and/or its subsidiaries use temporary employees or subcontractors to perform administrative services.

         Competition. The Correctional Business is highly competitive, with few barriers to entry. To the Company's knowledge, there are at least 17 companies engaged in the management and operation of privatized correctional and detention facilities. NDAC's competitors include local companies with significant local relationships and knowledge of local conditions, as well as companies that manage and operate facilities in many states and abroad with financial resources substantially greater than NDAC's.

         NDAC will have to compete on the basis of the cost, quality and range of services offered, its experience in managing facilities, the reputation of its personnel, and its ability to design, finance and construct new facilities. NDAC also attempts to achieve a competitive advantage by seeking additional contracts from governmental agencies with which it has existing contractual relationships and by identifying and marketing its services to correctional agencies that have no previous experience with privatization services.

                         ITEM 2. Description of Property

         NDAC's correctional facility consists of three buildings totaling approximately 44,000 square feet on 2.745 acres of real estate. This property is located at 3115 N. Lincoln Boulevard in Oklahoma City, Oklahoma. The facility has a 180-bed capacity, and as of March 15, 2000, the facility is 70% occupied. This property is subject to a first mortgage.

         CO Park's industrial business park property consists of five buildings totaling approximately 126,900 square feet on five acres of real estate. This property is located at the Company's address at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. The Company and its subsidiaries occupy approximately 9,000 square feet and the remainder of the industrial park is leased to 19 unrelated lessees. The lessees generally use the property for retail, manufacturing and light industrial operations. CO Park's leases are generally for three to five years. As of March 15, 2000, excluding the square footage leased to the Company and its affiliates, the facility is 92% occupied. This property is subject to a first mortgage.

         SDPI has no remaining real property, directly or indirectly, after the sale of the trust interest in April 1997. CO Beverages has no real property.


                            ITEM 3. Legal Proceedings

         There are no pending or threatened legal proceedings, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, except as follows:

         On February 7, 1998 a lawsuit was filed by David Talbot, one of the owners of NDLLC, against NDAC related to the purchase of the assets and certain liabilities of NDLLC. On January 18, 2000, a settlement was reached. The terms of the settlement include a payment of $76,000 by NDAC to Talbot.

         NDAC's management of minimum security correctional facilities will expose it to potential third-party claims or litigation by inmates or other persons for personal injury or other damages, including damages arising from a disturbance or riot at a Company-managed facility. In addition, NDAC's management contracts generally require it to indemnify the governmental agency against any damages to which the governmental agency may be subject in connection with such claims or litigation.

         The Company's Business Park operation occasionally has disputes with tenants regarding its lease agreements. In the opinion of management, such matters will be resolved without material effect on the Company's results of operations or financial condition.

           ITEM 4. Submission of Matters to a Vote of Security Holders

         In fiscal 1998, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise. The Company's last meeting of shareholders was in 1996.

                                     PART II

                      ITEM 5. Market for Common Equity and

                           Related Stockholder Matters

Market information

         The Company's common stock trades on the OTC Bulletin Board under the symbol "SOONE". The following table sets forth the range of the high and low bid price for the shares of the Company's common stock as reported by the OTC Bulletin Board.

                                                                Low         High

Fiscal 1998:
   First quarter .................................             .250         .875
   Second quarter ................................             .375         .375
   Third quarter .................................             .375         .375
   Fourth quarter ................................             .031         .062

Fiscal 1999:
   First quarter .................................             .031         .062
   Second quarter ................................             .031         .062
   Third quarter .................................             .062         .062
   Fourth quarter ................................             .062         .080

Fiscal 2000:
   First quarter  (to March 15, 2000) ............             .062         .080

Shareholders

         As of March 15, 2000, the Company had 531 shareholders of record. This does not include the holders whose shares are held in a depository trust in "street" name. As of March 15, 2000, 1,108,827 shares (or approximately 13%) of the issued and outstanding stock was held by Depository Trust Company in "street" name.


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


                  ITEM 6. Management's Discussion and Analysis
                              or Plan of Operation

Background and Introduction

         Sooner Holdings, Inc., an Oklahoma corporation (hereinafter referred to as the "Company") was formed in 1986 to enter the in-home soda fountain business. Subsequently, the Company evolved into a multi-subsidiary holding company in diverse businesses (see Item 1. "Description of Business" for further discussion). During 1996 and early 1997 the Company narrowed its focus to Oklahoma real estate while seeking new business opportunities. In June 1998 the Company acquired, through its subsidiary New Directions Acquisition Corp. ("NDAC"), the assets and certain liabilities of New Direction Centers of America, L.L.C. and entered the minimum security correctional business.

Liquidity  and Capital  Resources - December  31, 1998  compared to December 31,
1997

         The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows comparative deficiencies in working capital at December 31:

                                                   1998                   1997
                                                   ----                   ----

Deficiency in working capital                  $(344,852)             $(863,925)
                                                ========                =======


         Although the Company's working capital is negative, the Company has been able to meet its obligations as a result of the financial support received from certain of the Company's related parties. The Company's current working capital, which has been provided in the form of short and long-term debt, has been primarily supplied either by Mr. R. C. Cunningham II, the Company's Chairman of the Board and President ("Cunningham"), or by Aztore Holdings, Inc., a Phoenix, Arizona-based investment company ("Aztore"). Aztore holds various notes and liabilities against the Company and has agreed to forebear and restructure a majority of these liabilities as part of the acquisition by NDAC.

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

         In December 1998, the Company borrowed $35,000 from First Enterprise Bank under a note bearing interest at prime plus 3% per annum due on May 20, 1999. Proceeds of the borrowing were used to cure the default on the real estate taxes payable on the Business Park. Accordingly, the Oklahoma Industrial Finance Authority ("OIFA") loan, which was in default due to the delinquent real estate taxes, is now no longer in default and is recorded as notes payable.

         In June 1999, the Company refinanced the debt on CO Park. The debt was replaced by a single note in the amount of $2,500,000 payable to a bank with interest at 8.8% that matures in June 2009.

Results of Operations - The year ended December 31, 1998 compared to the year ended December 31, 1997

         The following table illustrates the Company's revenue mix. Other revenues represent revenues from the discontinued businesses (see discussion under Item 1. "Description of Business"):

                                           1998                      1997
                                          Amount    %               Amount  %
                                          ------    -               ------  -

   CO Park revenues                    $   291,329  28           $ 325,328  75
   NDAC revenues                           743,957  72               -0-
   Other revenues                            4,158   *             107,121  25
                                        ----------                --------
                Total revenues         $ 1,039,444               $ 432,449
                                        ==========                ========

*less than 1%

         Total revenues increased by $606,995 or 140% in fiscal 1998. All of the Company's revenue increase was related to the Company's NDAC subsidiary. In June 1998 the Company, acquired through NDAC a minimum security correctional facility. For the seven months from June 1998 to December 1998 the Correctional Business generated $743,957 of total revenues.

         Business Park revenues decreased $33,999 or 10% due to the loss of one tenant in November 1997 that accounted for 21% of total revenues for Business Park. However, the lost revenues from the one tenant was offset by revenues generated from the renegotiated leases during 1997 from one year to three to five year leases at an average increase of $.39 per square foot. At December 31, 1998, the Business Park was 80% occupied and the Company had a signed lease on an additional 19,000 square feet or 15% of the total square footage. Losses of tenants in the future could affect future operations and financial position because of the cost of new leasehold improvements and lower revenues due to any prolonged vacancy. There is no assurance the Company will return to its historically high occupancy rate.

          Other revenues in fiscal 1997 came from SDPI's recognition of approximately $100,000 of deferred revenue related to the expiration of warranty service provided by SDPI for one year from completion of its 1996 contracts. SDPI, a marketing representative for construction contractors, ceased doing business in early 1998.

         Total operating expenses for the year ended December 31, 1998 were $1,035,374 as compared to total expenses for the comparable 1997 period of $243,433. This represents an increase of $791,941 in total operating expenses for fiscal 1998 of which the NDAC subsidiary accounted for $748,072 or 93% of the increase. The amortization of the NDAC intangible asset resulted in an increase in depreciation and amortization expense in 1998 of $113,000 over the 1997 period. In addition, general and administrative (G&A) expenses, consisting primarily of professional and management fees, also increased due to the acquisition of the Correctional Business in June 1998.

         Other  income  in  1997  primarily   represents  the  sale  of  certain
securities held by the Company in payment of $39,000 in fees to Aztore. The Company's basis in these shares was nominal.

Going Concern and Management Plans

         The Company has suffered recurring losses from operations, has a shareholders' deficit of $558,867, and has a working capital deficiency of $344,852. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of a major portion of the Company's assets is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

         The Company acquired a minimum security correctional facility in June 1998 and has implemented plans to improve its liquidity and performance. These measures, among other items, include refinancing of long-term debt and reduction of operating and administrative expenses. Management seeks to expand its correctional service operations and believes that this segment will ultimately result in future growth and profitability of the Company.

         In 1997, Business Park initiated a program of bringing its lease rates up to the prevailing market rates. As part of this activity, it generally extended its lease terms from one year to three to five years. Business Park closed eleven of these new leases (32% of the total square footage) at an average increase of $.39 per square foot. New leases were increased to approximately $3.22 per square foot to reflect demand in the market as well as improvements included in the leases. Business Park is actively seeking to rent its vacant space at these higher rates.

         Management believes that these plans will be effective in improving the Company's profitability and working capital position and will provide the Company the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

Capital Expenditures and Commitments

         During the year ended December 31, 1998, the Company spent approximately $180,000 on capital expenditures primarily related to leasehold improvements primarily at its correctional facility operations. The Company expects to spend approximately $200,000 for capital expenditures, primarily for leasehold improvements, on its Business Park operations in the next 12 months. In addition, the Company believes it needs additional capital to develop and expand into new businesses. Although the amount of such additional capital required is uncertain, it is no doubt beyond that which would be expected to be generated from its current operations. There can be no assurance that the Company will be able to obtain any such additional capital on satisfactory terms if at all. In such case, the Company's expansion will be limited and Cunningham's and Aztore's interest in continuing to lend money to the Company would likely cease. This lack of support could lead to foreclosure or bankruptcy.

 Factors That May Affect Future Results

         A number of uncertainties exist that may affect the Company's future operating results. These include the uncertain general economic conditions, the ongoing support of Aztore and Cunningham, the ability of the Company to refinance its short and long-term liabilities on satisfactory terms, and the Company's ability to acquire sufficient funding to sustain its operations and develop new businesses. A majority of these issues directly or indirectly relate to the Company's ability to sell additional equity or obtain additional debt at reasonable prices or rates, if at all. The Company and all its subsidiaries have had unsuccessful operating histories and have been consistently unprofitable. The Company's competition would almost uniformly have more resources and capital in general than the Company. If the Company expands, it will have to attract satisfactory operating personnel. If the Company or any subsidiary experiences any substantial reversal, including but not limited to the areas discussed above, such entity may have to seek formal court protection from creditors.

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

                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants                        F-1

Consolidated Balance Sheet at December 31, 1998                           F-2

Consolidated Statements of Operations for the fiscal
 years ended December 31, 1998 and December 31, 1997                      F-3

Consolidated  Statements  of  Shareholders'  Deficit
 for the fiscal years ended December 31, 1998 and
 December 31, 1997                                                        F-4

Consolidated  Statements  of Cash Flows for the
 fiscal  years ended  December  31, 1998 and
 December 31, 1997                                                        F-5

Notes to Consolidated Financial Statements                                F-6

               Report of Independent Certified Public Accountants

Board of Directors
Sooner Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Sooner Holdings, Inc. and Subsidiaries, as of December 31, 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sooner Holdings, Inc. and Subsidiaries, as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

As shown in the financial statements, the Company incurred a net loss of $465,278 during the year ended December 31, 1998 and, as of that date, the Company's current liabilities exceeded its current assets by $344,852 and its total liabilities exceeded its total assets by $558,867. These factors, among others, as discussed in Note A to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP


Oklahoma City, Oklahoma

December 18, 1999 (except for the first paragraph of Note L, as to which the date is January 18, 2000)

                              Sooner Holdings, Inc.

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1998

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ....................................    $    76,792
  Accounts receivable, net of allowance of $2,362 ..............        137,139
  Other current assets .........................................         41,244
                                                                     ----------

              Total current assets .............................        255,175

PROPERTY AND EQUIPMENT, net ....................................      2,828,342

INTANGIBLE ASSETS, net of accumulated
  amortization of $113,607 .....................................      1,639,186

OTHER ASSETS ...................................................        254,941
                                                                     ----------

                                                                    $ 4,977,644
                                                                     ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable .............................................    $   142,821
  Accrued liabilities ..........................................        364,340
  Deferred revenue .............................................         33,882
  Current portion of notes and royalty payable .................         58,984
                                                                     ----------

              Total current liabilities ........................        600,027

NOTES PAYABLE, less current portion and
  net of discount of $425,667 ..................................      4,470,379

ROYALTY PAYABLE, less current portion and
  net of discount of $888,130 ..................................        432,915

OTHER LIABILITIES ..............................................         33,190

COMMITMENTS AND CONTINGENCIES ..................................           --

STOCKHOLDERS' DEFICIT
  Preferred stock - undesignated; authorized,
    10,000,000 shares;issued and outstanding, none .............           --
  Common stock - $.001 par value; authorized,
    100,000,000 shares;issued and outstanding,
    8,471,350 shares ...........................................          8,471
  Additional paid-in capital ...................................      5,532,907
  Accumulated deficit ..........................................     (6,100,245)
                                                                     ----------
                                                                       (558,867)
                                                                     ----------

                                                                    $ 4,977,644
                                                                     ==========

           The accompanying  notes are an integral part of this statement.

                              Sooner Holdings, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Year ended December 31,


                                                       1998             1997
                                                    ----------       ----------

Revenues

  Rental revenues ............................     $   291,329      $   432,449
  Service revenues ...........................         748,115             --
                                                    ----------       ----------

             Total revenues ..................       1,039,444          432,449

Expenses

  Cost of services ...........................         517,292            1,460
  General and administrative .................         318,757          181,945
  Depreciation and amortization ..............         199,325           60,028
                                                    ----------       ----------

             Total operating expenses ........       1,035,374          243,433
                                                    ----------       ----------

             Income from operations ..........           4,070          189,016

Other (income) expense .......................          57,972          (43,800)
Interest expense .............................         411,376          224,734
                                                    ----------       ----------
                                                       469,348          180,934
                                                    ----------       ----------

             NET (LOSS) INCOME ...............     $  (465,278)     $     8,082
                                                    ==========       ==========

Basic and diluted loss per common share

    Basic ....................................     $      (.06)     $      --
                                                    ==========       ==========

    Diluted ..................................     $      (.06)     $      --
                                                    ==========       ==========

    Weighted average common
      shares outstanding .....................       8,054,333        7,471,350
                                                    ==========       ==========

        The accompanying notes are an integral part of these statements.


                              Sooner Holdings, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     Years ended December 31, 1998 and 1997


                                         Commmon stock          Additional      Common                         Total
                                     ------------------------     paid-in     stock to be    Accumulated    stockholders'
                                      Shares         Amount       capitol       issued         deficit        deficit
                                     ----------    ----------    ----------    ----------     ----------     ----------
Balance at January 1, 1997 ......     6,412,528   $     6,413   $ 5,456,612   $    42,353    $(5,643,049)   $  (137,671)

Net income ......................          --            --            --            --            8,082          8,082

Issuance of common stock ........     1,058,822         1,058        41,295       (42,353)          --             --
                                     ----------    ----------    ----------    ----------     ----------     ----------

Balance at December 31, 1997 ....     7,471,350         7,471     5,497,907          --       (5,634,967)      (129,589)

Net loss ........................          --            --            --            --         (465,278)      (465,278)

Issuance of common stock (note K)     1,000,000         1,000        35,000          --             --           36,000
                                     ----------    ----------    ----------    ----------     ----------     ----------

Balance at December 31, 1998 ....     8,471,350   $     8,471   $ 5,532,907   $      --      $(6,100,245)   $  (558,867)
                                     ==========    ==========    ==========    ==========     ==========     ==========

         The accompanying notes are an integral part of this statement.

                              Sooner Holdings, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                            1998           1997
                                                                         ----------     ----------
Increase in Cash

Cash flows from operating activities
  Net (loss) income .................................................   $  (465,278)   $     8,082
  Adjustments to reconcile net (loss) income to net cash (used in)
    provided by operating activities
       Depreciation and amortization ................................       199,325         60,028
       Allowance for doubtful accounts ..............................          --            2,362
       Changes in assets and liabilities
         Accounts receivable ........................................       (50,526)        (1,293)
         Other current assets .......................................       (34,998)          (211)
         Accounts payable ...........................................       (78,618)        (4,035)
         Accrued liabilities and other liabilities ..................       341,512         84,567
         Deferred revenue ...........................................        31,049        (96,997)
                                                                         ----------     ----------

           Net cash (used in) provided by operating activities ......       (57,534)        52,503

Cash flows used in investing activities
  Purchase of property and equipment ................................      (179,172)        (8,875)

Cash flows from financing activities
  Borrowings on notes payable .......................................       817,783         13,500
  Repayments of notes payable .......................................      (466,767)       (55,295)
  Royalty payments ..................................................       (42,000)          --
                                                                         ----------     ----------

           Net cash provided by (used in) financing activities ......       309,016        (41,795)
                                                                         ----------     ----------

           NET INCREASE IN CASH .....................................        72,310          1,833

Cash at beginning of year ...........................................         4,482          2,649
                                                                         ----------     ----------

Cash at end of year .................................................   $    76,792    $     4,482
                                                                         ==========     ==========

Cash paid for interest ..............................................   $   272,814    $   182,885
                                                                         ==========     ==========


Supplemental Disclosure of Noncash Investing and Financing Activities

Sale of land for assumption of real estate liabilities and road trust
   improvements .....................................................   $      --      $     4,800
                                                                         ==========     ==========

Conversion of accrued liabilities to notes payable ..................   $    71,344    $    54,179
                                                                         ==========     ==========

Exchange of investments for reduction in notes payable ..............   $      --      $    39,000
                                                                         ==========     ==========

During the year ended December 31, 1998, the Company purchased a business with the following liabilities assumed:

    Assets acquired .................................................   $ 2,517,082
    Stock issued ....................................................        36,000
                                                                         ----------

                  Liabilities assumed ...............................   $ 2,481,082
                                                                         ==========

        The accompanying notes are an integral part of these statements.

                              Sooner Holdings, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE A - ORGANIZATION AND OPERATIONS

    Sooner Holdings, Inc. ("Sooner" or the "Company"), an Oklahoma corporation, through its subsidiaries, conducts business in two primary industries. Charlie O Business Park Incorporated ("Business Park") is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. New Directions Acquisition Corp. ("NDAC") is a newly formed subsidiary of the Company (see Note K) which operates a minimum security correctional facility. During the current year, management discontinued the operations of SD Properties, Inc. ("SDPI") and Charlie O Beverages, Inc. ("Beverage"), the effect of which was not material to consolidated operations. SDPI acted as a marketing representative for construction contractors to develop business opportunities for those contractors for a fee, which sometimes included a warranty coverage for mechanical contracting services. Beverage was engaged in the distribution of an in-home soda fountain appliance which prepared carbonated beverages.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a stockholders' deficit of $558,867, and has a working capital deficiency of $344,852 as of December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    Management Plans
    ----------------

    Realization of a major portion of the Company's assets is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. The Company acquired a minimum security correctional facility effective June 1, 1998 and has implemented plans to improve its liquidity and performance. These measures, among other items, include refinancing of long-term debt and reduction of operating and administrative expenses. Management seeks to expand its correctional service operations and believes that this segment will ultimately result in future growth and profitability of the Company; however, there is no assurance that these objectives can be achieved.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

    1.     Principles of Consolidation
           ---------------------------

    The consolidated financial statements include the accounts of Sooner Holdings, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

    2.     Revenue Recognition
           -------------------

    The Company records rental revenue on a straight-line basis over the term of the underlying leases.

    Correctional service revenues are recognized as services are provided. Revenues are earned based upon the number of offenders per day times the contract rate.

    In instances where the Company provides warranty services, the Company records revenue on these contracts under the full deferral method, whereby all revenues are deferred and recognized on a straight-line basis over the contract term. Costs associated with performance under these contracts are charged to expense as incurred.

    3.     Cash and Cash Equivalents
           -------------------------

    The Company considers money market accounts and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    4.     Accounts Receivable
           -------------------

    The Company considers accounts receivable from service revenues of $133,286 to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made. An allowance of $2,362 is provided for other accounts receivable.

    5.     Property and Equipment
           ----------------------

    Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of five to forty years. Maintenance, repairs, and renewals, which do not materially add to the value of an asset or appreciably prolong its life, are charged to expense as incurred.

    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. In the opinion of management, no such events or changes in circumstances have occurred.

    6.     Intangible Assets
           -----------------

    Intangible assets consist of contract rights which resulted from the business acquisition (see Note K). These rights are being amortized by the straight-line method over nine years. Amortization expense for the year ended December 31, 1998 was $113,607 ($0 for 1997).

    7.     Other Assets
           ------------

    Other assets consist of unamortized loan commitment fees and investments in certificates of deposit ("CDs"), carried at cost, which approximates market value. The loan commitment fees are amortized using the straight-line method over the life of the loan, which does not differ materially from the effective interest method. The investment in CDs is pledged as collateral on the mortgage payable and is unavailable for current operations.

    8.     Discount on Notes and Royalty Payable
           -------------------------------------

    Discounts on notes and royalty payables resulting from the business acquisition (see Note K) are being amortized by the effective interest method over the term of the underlying obligation.

    9.     Income Taxes
           ------------

    The Company provides for deferred income taxes on carryforwards and temporary differences between the bases of assets and liabilities for financial statement and tax reporting purposes. Additionally, the Company provides a valuation allowance on deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    10.    Fair Value of Financial Instruments
           -----------------------------------

    The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. All of the Company's financial instruments are held for purposes other than trading. The Company believes that the carrying value of all of its monetary assets and liabilities approximates fair value as of December 31, 1998.

    11.    Loss Per Common Share
           ---------------------

         Basic loss per share has been computed on the basis of weighted average common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as the Company has no outstanding dilutive potential common shares.

    12.    Use of Estimates
           ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

    13.    Reclassifications
           -----------------

    Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.


NOTE C - PROPERTY AND EQUIPMENT

    Property and equipment as of December 31, 1998 is comprised of the following:

                                                      Useful life

      Land ...................................             --         $1,311,400
      Buildings and improvements .............            12-40        1,897,988
      Machinery and equipment ................             5-12           95,192
      Vehicles ...............................               5            42,531
                                                                       ---------
                                                                       3,347,111
    Less accumulated depreciation ............                           518,769
                                                                       ---------

                                                                      $2,828,342
                                                                       =========

    Depreciation expense totaled $84,289 and $58,528 for the years ended December 31, 1998 and 1997, respectively.

NOTE D - OTHER ASSETS

    Other assets as of December 31, 1998 are comprised of the following:

      Loan commitment fee ................................              $ 27,941
      Certificates of deposit ............................               227,000
                                                                         -------

                                                                        $254,941
                                                                         =======

    Amortization expense totaled $1,500 for the years ended December 31, 1998 and 1997.

NOTE E - NOTES PAYABLE

    Notes payable as of December 31, 1998 consist of the following:

       Installment note payable to bank,  interest at bank's
       prime  (7.75%)  plus  3%  per  annum,  principal  due
       September  20,  2000,  guaranteed  by a  stockholder,
       officer, and director; collateralized by real estate;
       paid off during  1999 as part of debt  refinancing             $  922,556

       Notes payable to related  parties,  interest  ranging
       from 10% to 15% per annum,  payable  on demand  after
       January  1,  2000  (see  Note  I);   uncollateralized           1,074,042

       Oklahoma  Industrial Finance Authority ("OIFA") loan,
       variable interest and payments due monthly,  maturing
       August 1, 2004,  with  interest  at 3% per annum over
       OIFA's  cost of  capital,  not to fall  below  10% or
       exceed 14% (cost of capital was 10% on  December  31,
       1998),  guaranteed  by a  stockholder,  officer,  and
       director;   collateralized   by   real   estate   and
       equipment;  paid  off  during  1999  as  part of debt
       refinancing                                                       399,176

       Installment note payable to bank,  interest at bank's
       prime  (7.75%)  plus 3% per annum,  due May 20, 1999,
       guaranteed by a stockholder,  officer,  and director;
       collateralized  by real estate;  paid off during 1999
       as part of debt refinancing                                       264,343

       Note payable to individuals, no stated interest rate,
       due on demand;  collateralized  by real estate;  paid
       off during 1999 as part of debt refinancing                       139,090

       Note payable to bank,  payments of interest  only due
       monthly,  interest at bank's prime  (7.75%) plus .5%,
       guaranteed by a stockholder,  officer,  and director,
       due  September  1, 1999;  uncollateralized;  paid off
       during 1999 as part of debt refinancing                            98,800

       Note payable to bank,  payments of interest  only due
       quarterly,   interest   at  bank's   prime   (7.75%),
       guaranteed by a stockholder,  officer,  and director,
       due  September  1, 1999;  uncollateralized;  paid off
       during 1999 as part of debt refinancing                            40,233

       Note payable to bank, payable in monthly installments
       of $500, interest at bank's prime (7.75%) plus 1% per
       annum,   due  June  24,   1999;   collateralized   by
       inventory;  paid  off  during  1999  as  part of debt
       refinancing                                                         7,294

       Balloon promissory note payable to related party (see
       Note I), 10% stated interest per annum, 15% effective
       interest  rate,  principal  and  interest due June 1,
       2001; collateralized by a second mortgage on land and
       facility  owned by the  Company,  net of  discount of
       $425,667                                                          905,333

       Note payable to bank, interest at New York prime plus
       2%,  due April 20,  1999;  collateralized  by a first
       mortgage on land and  facility  owned by the Company;
       refinanced  during 1999,  new maturity April 20, 2000             584,170

       Other notes payable to banks,  interest rates ranging
       from 9.5% to 9.75%,  principal  and  interest  due in
       January 1999; collateralized by vehicle                            54,029

       Revolving  line of credit  with  Bank  One,  interest
       payable  monthly at 3.25%  over  bank's  prime  rate,
       principal payable May 2005;  uncollateralized                      35,342
                                                                       ---------
                                                                       4,524,408
         Less current portion                                             54,029
                                                                       ---------

                                                                      $4,470,379
                                                                       =========

       The Company is in violation of certain of its covenants under its debt agreement to OIFA. This violation is an event of default as defined in the loan agreement with OIFA, which made the debt callable at the option of OIFA. During 1999, the Company refinanced the loan to OIFA and several of the above notes payable that were due to mature during 1999. These notes were replaced by a single note payable to a bank (8.8% interest rate) that matures in June 2009. Accordingly, these amounts have been classified as noncurrent.

    Aggregate future maturities of debt at December 31, 1998, after giving consideration to the 1999 refinancing, are as follows:

           Year ending December 31
             1999                                           $   54,029
             2000                                            2,595,442
             2001                                            1,347,471
             2002                                               18,002
             2003                                               55,017
             Thereafter                                        880,114
                                                             ---------
                                                             4,950,075

             Less amount representing discount on debt         425,667
                                                             ---------

                                                            $4,524,408
                                                             =========

NOTE F - ROYALTY PAYABLE

    As a part of the business acquisition (see Note K), the Company assumed a royalty payable to an individual. The agreement calls for monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC. This agreement expires on April 30, 2017. Future minimum payments under this agreement total $1,326,000. A discount of $934,260 was imputed at the date of purchase by management using a 15% interest rate. Interest expense for the year ended December 31, 1998 was $28,130.

    Aggregate future principal maturities of royalty payable at December 31, 1998 are as follows:

           Year ending December 31
             1999                                 $    4,955
             2000                                      5,752
             2001                                      6,677
             2002                                      7,750
             2003                                      8,996
             Thereafter                              403,740
                                                     -------
                                                     437,870
             Less current portion                      4,955
                                                    --------
                                                   $ 432,915
                                                    ========


NOTE G - STOCKHOLDERS' DEFICIT

    Preferred Stock
    ---------------

         The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series, and fix and determine the dividend rate, designations, preferences, privileges, and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of December 31, 1998.

    Employee Stock Option Plan
    --------------------------

    The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. No options have been granted under the 1995 Plan as of December 31, 1998.

NOTE H - INCOME TAXES

    Due to net losses, no provision for income taxes was necessary for the years ended December 31, 1998 or 1997.

    The Company's effective income tax rate differed from the federal statutory rate of 34% as follows:

                                                      1998              1997
                                                   -----------       ----------

       Income taxes at federal statutory rate      $  (158,194)     $     2,748
       Change in valuation allowance                   200,011              -
       Nondeductible expenses                              970              30
       State income taxes at statutory rate            (26,055)             453
       Other                                           (16,732)          (3,231)
                                                    ----------       ----------

                      Total tax expense            $      -         $      -
                                                    ==========       ==========

    Components of deferred taxes are as follows at December 31, 1998:

       Assets

         Property and equipment                   $    59,482
         Inventories                                   37,626
         Intangible assets                            160,126
         Tax loss carryforward                      1,661,588
         Valuation allowance                       (1,813,775)
                                                   ----------
                                                      105,047

       Liabilities
         Royalty payable and accrued liabilities     (105,047)
                                                   ----------

                   Total                          $    -
                                                   ==========

    The valuation allowance increased $200,011 for the year ended December 31, 1998.

    A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the deferred tax asset will not be realized by future operating results.

    At December 31, 1998, the Company has net operating loss carryforwards for tax purposes of approximately $4,403,236 which will expire between 2003 and 2018.

NOTE I - RELATED PARTY TRANSACTIONS

         Aztore Holdings, Inc. and Affiliates
         ------------------------------------

         The Company has an advisory agreement with Aztore Holdings, Inc. and affiliates ("Aztore") wherein Aztore acts as the Company's financial advisor. Aztore receives an annual fee equal to 5% of the Company's gross revenues, as defined in the advisory agreement. This agreement was terminated on January 1, 1999. Total fees of $52,267 and $21,763 have been recorded pursuant to this agreement for the years ended December 31, 1998 and 1997, respectively. Aztore owns approximately 12% of the Company's common stock.

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

    Talbot Investment Co.
    ---------------------

    Talbot Investment Co. ("Talbot") is an Oklahoma City, Oklahoma-based commercial real estate brokerage firm. David B. Talbot, Jr. is the principal agent for Talbot. Talbot was the secretary and a director of the Company and Business Park until July 1997. Talbot handled all the property management services for Business Park and received normal and customary commissions and fees for providing these services. Expenses of $27,103 related to services provided by Talbot have been recorded in the accompanying consolidated financial statements for the year ended December 31, 1997. This service arrangement terminated at the end of 1997. Talbot owns approximately 3% of the Company's common stock.

         Employment Contract
         -------------------

         The Company has an incentive compensation agreement with its president and chairman. Under the agreement, he earns a cash fee of 5% of the Company's gross revenues, payable on a quarterly basis. Total compensation of $52,267 and $21,763 have been recorded pursuant to this agreement for the years ended December 31, 1998 and 1997, respectively, in the accompanying consolidated financial statements. This agreement was terminated on January 1, 1999.

New Directions Centers of America LLC
-------------------------------------

    As a part of the business acquisition (see Note K), the Company issued a note payable to New Directions Centers of America LLC ("NDLLC") which is owned partially (24%) by the Company's president and chairman.

    Management Agreement
    --------------------

    The management of the operation of its acquired facility is subcontracted to C&R Investments LLC ("CRI"). The owner of CRI owns approximately 3% of the Company's common stock. Fees paid to CRI under this management agreement totaled $35,000 for the year ended December 31, 1998.

         Related Party Obligations
         -------------------------

         The following table reflects amounts owed to related parties as of December 31, 1998:

                                                                Accounts payable
                                                Notes payable,     and accrued
                                                     net          liabilities

         President and chairman              $   730,042          $  46,862
         Aztore                                  314,217            110,719
         CRI                                      29,783                -
         NDLLC                                   905,333             58,333
         Talbot                                      -               83,452
                                              ----------           --------

            Total related party
              liabilities                    $ 1,979,375          $299,366
                                              ==========           =======

    In addition, the president and chairman has personally guaranteed $1,725,108 of the Company's notes payable (see Note E).

NOTE J - LEASES

         The Company's  subsidiary,  Business Park, leases  commercial  business
         sites  to  several  different  entities.   Minimum  future  rentals  on
         noncancelable leases are as follows at December 31, 1998:

                 1999                               $   408,588
                 2000                                   381,480
                 2001                                   363,480
                 2002                                   232,560
                 2003                                   138,000
                                                      ---------

                                                     $1,524,108
                                                      =========

NOTE K - BUSINESS COMBINATIONS

    The Company acquired all of the assets and assumed certain specific liabilities of NDLLC and Horizon Lodges of America, Inc. ("Horizon") effective June 1, 1998. NDLLC and Horizon owned and operated a minimum security correctional facility for women. The acquisition included the issuance of 1,000,000 shares of Company common stock, the issuance of a note payable, and assumption of certain liabilities.

    This business combination has been accounted for using the purchase method of accounting and the accompanying consolidated financial statements include the operations of this business subsequent to the date of acquisition.

    A summary of the purchase price at June 1, 1998 is as follows:

      Issuance of 1,000,000 share of common
        stock valued at $.036 per share                      $     36,000
      Issuance of balloon note payable (see Note E),
        net of discount of $456,000                               875,000
      Assumption of notes payable and other liabilities         1,154,342
      Assumption of royalty payable, net of
        discount of $934,260                                      451,740
                                                                ---------

                  Total purchase price                         $2,517,082
                                                                =========

    This purchase price was allocated to the tangible and intangible net assets based on their fair values. Approximately $1,750,000 was allocated to contract rights acquired; approximately $450,000 was allocated to facility land, building, and equipment; approximately $227,000 was allocated to certificates of deposit; and the remaining amount of approximately $90,000 was allocated to accounts receivable and other assets. The contract rights relate to an annually renewable contract with the Oklahoma Department of Corrections. This intangible asset is being amortized over a nine-year Period which is management's estimate of the expected life of the contract.

    The following summarized pro forma unaudited information assumes the acquisition had occurred on January 1, 1997:

                                                    Year ended December 31,
                                                 ---------------------------
                                                    1998              1997
                                                 ---------         ---------

       Revenues                                 $1,286,572        $1,363,445
                                                 =========         =========

       Net loss                                 $ (649,102)       $ (475,255)
                                                 =========         =========

       Loss per common share                    $     (.08)       $     (.06)
                                                 =========         =========

    The above amounts are based upon certain assumptions which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

NOTE L - COMMITMENTS AND CONTINGENCIES

    During 1998,  a lawsuit was filed by Talbot (see Note I) against the Company related to the purchase of NDLLC and Horizon. On January 18, 2000, a tentative settlement was reached. The terms of the settlement include a payment of $76,000 by the Company to Talbot during 2000 as consideration for dropping all claims against the Company. This amount is included in accrued liabilities at December 31, 1998.

    The Company is involved in certain other administrative proceedings arising in the normal course of business. In the opinion of management, such matters, including the lawsuit described above, will be resolved without material effect on the Company's results of operations or financial condition.

NOTE M - SEGMENT INFORMATION

    The Company operates in the following two segments: commercial leasing and correctional facility operation. During the year ended December 31, 1997, the Company also had two additional segments: an in-home soda fountain distribution division (Beverage) and a division that acted as a marketing representative for construction contractors (SDPI). During 1998, these two divisions no longer meet the criteria to be defined as a separate segment. Information concerning the Company's business segments as of and for the years ended December 31 is as follows:

                                              1998           1997
                                           -----------    -----------

           Revenues
             Commercial leasing ........   $   291,329    $   325,328
             Correctional facility .....       748,115           --
             Beverage ..................          --            2,124
             SDPI ......................          --          104,997
                                            ----------     ----------

                        Total ..........   $ 1,039,444    $   432,449
                                            ==========     ==========

           Net (loss) income

             Commercial leasing ........   $   (26,398)   $     7,865
             Correctional facility .....      (240,810)          --
             Beverage ..................          --          (23,775)
             SDPI ......................          --           98,746
             Corporate .................      (198,070)       (74,754)
                                            ----------     ----------

                        Total ..........   $  (465,278)   $     8,082
                                            ==========     ==========

           Identifiable assets

             Commercial leasing ........   $ 2,309,596    $ 2,282,726
             Correctional facility .....     2,662,992           --
             Beverage ..................          --           39,629
             SDPI ......................          --              597
             Corporate .................       448,845           --
             Eliminations ..............      (443,789)          --
                                            ----------     ----------

                        Total ..........   $ 4,977,644    $ 2,322,952
                                            ==========     ==========

           Depreciation and amortization

             Commercial leasing ........   $    48,454    $    43,361
             Correctional facility .....       134,204           --
             Beverage ..................        16,667         16,667
             SDPI ......................          --             --
             Corporate .................          --             --
                                            ----------     ----------

                        Total ..........   $   199,325    $    60,028
                                            ==========     ==========

           Capital expenditures

             Commercial leasing ........   $   112,427    $     8,875
             Correctional facility .....        66,745           --
             Beverage ..................          --             --
             SDPI ......................          --             --
             Corporate .................          --             --
                                            ----------     ----------

                        Total ..........   $   179,172    $     8,875
                                            ==========     ==========

           Interest expense

             Commercial leasing ........   $   187,103    $   177,195
             Correctional facility .....       176,683           --
             Beverage ..................            51           --
             SDPI ......................          --             --
             Corporate .................        47,539         47,539
                                            ----------     ----------

                        Total ..........   $   411,376    $   224,734
                                            ==========     ==========

    Identifiable assets are those assets used in the Company's operations in each area. Corporate income includes general and administrative costs and corporate assets consist primarily of cash and other current assets.

NOTE N - SIGNIFICANT CUSTOMERS

    Business Park generates revenue from tenants, all of which occupy space in the same commercial complex in Oklahoma City, Oklahoma. As of December 31, 1998, there were fifteen tenants. Rental revenue recorded from one tenant in Business Park represented 16% of the Company's total revenues for the year ended December 31, 1997.

    The  Company  contracts  with  various  governmental   agencies  to  provide
    correctional services. The contracts generally specify for the Company to provide correctional services, including complete residential services. As of December 31, 1998, the Company had one significant contract with the Oklahoma Department of Corrections. Compensation paid to the Company is based on a per-person, per-day basis. Revenues generated from this contract during 1998 comprised 72% of total Company revenues. This contract is renewable annually.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
                             FINANCIAL DISCLOSURES

          None.

                                    PART III
                ITEM 9. Directors, Executive Officers, Promoters
                      and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act

Directors of Sooner Holdings, Inc.

         The current directors of the Company and their principal occupation are listed below. R.C. Cunningham III is the son of R.C. Cunningham II, the president and chairman. The following has been furnished to the Company by the respective nominees for director. The ownership amount and percent represents shares of the Company's common stock beneficially owned by each of them as of March 15, 2000:

                                                               Ownership (1)
                                                               -------------
                               Director  Principal          Amount     Percent
        Name            Age     Since    occupation
        ----            ---     -----    ----------         ------     -------

 R. C. Cunningham II    73     6/1/89   Chairman and
                                        President,
                                        Sooner
                                        Holdings, Inc.     4,717,413    55.69%

 Ron Alexander, Sr.     58              Vice President,
                                        New Directions
                                        Acquisition Corp.

 R.C. Cunningham III    35    7/3/97    Mortgage broker      72,129       *

*     less than 1%

(1) The amount and percent of ownership is based on the total shares of common stock outstanding of 8,471,350 shares as of March 15, 2000.

Directors of the Subsidiaries
                                  Principal                             Director
         Name           Age       occupation          Subsidiary         Since
         ----           ---       ----------          ----------         -----

 R. C. Cunningham II     73       Chairman and
                                  President, Sooner
                                  Holdings, Inc.       CO Park          6/1/89
                                                       SDPI            12/31/97
                                                       CO Beverages     6/1/89
                                                       NDAC             9/4/97

 R. C. Cunningham III    35       Mortgage broker,
                                  American Mortgage
                                  Bankers, Inc.        CO Park          7/3/97
                                                       SDPI            12/31/97
                                                       CO Beverages    12/31/97
                                                       NDAC             9/4/97

Resumes of Directors

         R. C. Cunningham II. Mr. Cunningham has been the Chairman of the Board and President of the Company since June 1988 and of two of its subsidiaries:
Charlie O Beverages, Inc. and Charlie O Business Park Incorporated since their respective inceptions. Mr. Cunningham has also been the Vice President of the Company's subsidiary, SD Properties, Inc. ("SDPI"), since February 1996 and the President since December, 1997. From 1965 to 1986, Mr. Cunningham was in the construction business as CEO and owner of Rayco Construction Company. Mr. Cunningham continues to serve as President of Midwest Property Management and Service Co., Inc., a company involved in real estate property management.

         R. C. Cunningham III. Mr. Cunningham has been the Secretary and a director of the Company since July 1997 and the Treasurer since March 1998. Mr. Cunningham has also been the Secretary of two of its subsidiaries: Charlie O Beverages, Inc. and Charlie O Business Park Incorporated since July 1997 and the Secretary and Treasurer of SDPI since December 1997 and of NDAC since September 1997. From May 1988 to present, Mr. Cunningham has been continuously employed in the mortgage business as a loan officer with various mortgage companies. Mr. Cunningham has a BA Degree from the University of Oklahoma.

         Ronnie M. Alexander, 57, became a director of the Company in 1999 and has been President and Director of Operations of NDAC since 1996. His employment background includes various sales positions, commercial real estate broker,and retail management positions. Mr. Alexander holds a degree from the University of Oklahoma.

Executive Officers, Promoters and Control Persons

         The current executive officers of the Company as of March 15, 2000, and/or its subsidiaries and their positions held in the Company and/or its subsidiaries are listed in the table below. Officers are appointed by the Board.
R. C. Cunningham III is the son of R. C. Cunningham II, the president and chairman of the Company.

         Name            Age             Title                    Officer since
        ----            ---             -----                    -------------

R. C. Cunningham II     73     CEO and President,
                                Sooner Holdings, Inc.                6/1/88 *
                               CEO and President,
                                Charlie O Beverages, Inc.           6/16/89 *
                               CEO and President,
                                Charlie O Business
                                Park Incorporated                   3/15/91 *
                               President, SD Properties, Inc.        2/1/96
                                CEO and President, New
                                Directions Acquisition Corp.         9/4/97 *

Ron Alexander, Sr.      58     Vice President, New
                                Directions Acquisition Corp.         6/1/98

 R. C. Cunningham III    35     Secretary, Sooner Holdings, Inc.     7/3/97
                                Treasurer, Sooner Holdings, Inc.    3/31/98
                               Secretary and Treasurer,
                                Charlie O Beverages, Inc.            7/3/97
                               Secretary and Treasurer,
                                Charlie O Business
                                Park Incorporated                    7/3/97
                               Secretary and Treasurer,
                                SD Properties, Inc.                12/31/97
                               Secretary and Treasurer, New
                                Directions Acquisition Corp.         9/4/97 *

--------------------------
*        Date of inception of the respective companies.

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

         Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1998 all the reporting persons complied with Section 16(a) filing requirements.


                         ITEM 10. Executive Compensation

         The following table sets forth all cash compensation paid by the Company to each of the executive officers of the Company whose aggregate cash compensation exceeds $60,000 and to all executive officers as a group for services rendered during the fiscal year ended December 31, 1998:

       Name               Primary capacity in which served*     Compensation (1)
       ----               ---------------------------------     ----------------

R. C. Cunningham II (2)   Chairman of the Board and
                           President; Sooner Holdings, Inc.        $    -0-

R. C. Cunningham III      Secretary; Sooner Holdings, Inc.         $    -0-

Ron Alexander, Sr.        Vice President, New Directions
                           Acquisition Corp.                       $    -0-

All Executive Officers as a Group (3 persons)                      $    -0-

* The executive officers may serve in other capacities with the Company and/or its subsidiaries (see Item 9. Executive Officers, Promoters and Control Persons)

(1) None of the executive officers of the Company received cash compensation in excess of $60,000. All cash is currently being used to permit the Company to operate as a going concern. The Board is authorized to reimburse officers and directors for actual expenses incurred and set compensation for officers as funds for such purpose become available.

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

Stock Option Plan

         Executive officers, employees and non-employee directors of the Company and its subsidiaries may be awarded additional compensation pursuant to the 1995 Stock Option Plan (the "Plan"). Pursuant to the Plan, 2,000,000 shares of the Company's common stock are reserved for issuance. Options granted under the Plan are to be at amounts that are equal to or greater than the fair market value of the Company's common stock at date of grant. Each outstanding option has a maximum term of ten years and, unless otherwise provided, is exercisable immediately upon issuance. As of March 15, 2000, no options were granted or outstanding.

 Bonuses and Deferred Compensation

         No cash bonuses were paid by the Company to any executive officer during the year ended December 31, 1998. The Company did not have any deferred compensation plan or arrangement pursuant to which benefits, remuneration, value, or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any executive officer of the Company as of December 31, 1998.

Compensation Pursuant to Plans Including Pension, Stock Option, and Stock Appreciation Rights Plans

         As of March 15, 2000, other than the Company's 1995 Stock Option Plan, the Company does not have any stock appreciation rights plans, phantom stock plans, or any other incentive or compensation plan or arrangement pursuant to which benefits, remuneration, value, or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any executive officer of the Company.

Termination of Employment and Change of Control Arrangement

         During the year ended December 31, 1998, no officer, director, or principal shareholder of the Company either received or is to receive any remuneration as a result of either the termination of such person's employment whether by resignation, retirement, or otherwise; or a change of control of the Company or a change in such individual's responsibilities following a change in control of the Company.

                     ITEM 11. Security Ownership of Certain
                        Beneficial Owners and Management

         The table below sets forth certain information regarding the beneficial ownership of the common stock of the Company as of March 15, 2000 by each shareholder who is known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, by each director and by each executive officer and by all directors and officers as a group.


                                               Number of
              Name and Address of               common           Percent
               Beneficial Owners               shares (1)        of Class
               -----------------               ---------         --------

           R. C. Cunningham II (5)
           2680 W. Interstate 40
           Oklahoma City, OK  73108            4,717,413          55.69%

           Sheldon L. Miller  (2)
           3000 Town Center, Ste. 1700
           Southfield, MI  48075                 502,718           5.93%

           Michael S. Williams (3) (6)
           3710 E. Kent Drive
           Phoenix, AZ  85044                  1,006,256          11.88%

           Lanny R. Lang (4)
           3536 E. Saltsage Drive
           Phoenix, AZ  85044                    729,183           8.61%

           R. C. Cunningham III (5)
           6408 Boulevard View
           Alexandria, VA  22307                  72,129            *

           Ron Alexander, Sr. (7)(8)
           2901 McGee Street
           Norman, OK  73072                     242,000           2.86%

           All officers and directors as
             a group (4 persons)               5,553,798          70.43%

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

(1) The number of shares and percent are based on the current number of shares of common stock outstanding of 8,471,350 shares.

(2) Mr. Miller owns approximately 30% of Aztore, which he received under that company's bankruptcy plan, but has waived dispositive control of shares owned by Aztore and, therefore, such shares are not included.

(3) Includes 384,809 shares owned by Aztore of which Mr. Williams is President and CEO (see further discussion under "Relationship with Aztore Holdings, Inc." under Item 12. Certain Relationships and Related Transactions).

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

(6)      A director of the Company.

(7)      An officer of a subsidiary.

(8) Includes 242,000 shares of common stock owned by C&R Investments of which Mr. Alexander is the President and sole owner.


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

         The following are transactions considered by the Company to be significant of disclosure pursuant to Regulation 228.404 of Regulation S-B. Any references to Notes refer to the Notes to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB (the "1998 10-KSB").

Relationship with Aztore Holdings, Inc. (formerly ShareData Inc.)

         In December 1993, the Company acquired SDPI in exchange for shares of common stock. ShareData was the majority shareholder of SDPI and received 887,753 shares or approximately 17% of the Company after the transaction.
ShareData emerged from Chapter 11 Bankruptcy on December 5, 1995 and was required to distribute the common stock it owns of the Company to its creditors. All shares were distributed accordingly except for 85,987 shares which could not be delivered to ShareData's creditors and became the property of ShareData. Aztore became the successor to ShareData. The Company has an Advisory Agreement with Aztore to act as the Company's financial advisor. Aztore receives an annual fee equal to 5% of the Company's gross revenues, as defined in the Advisory Agreement.

         In December 1996, Aztore accepted 358,822 shares of common stock in settlement of a $14,000 note payable plus accrued interest, or $.04 per share.

         During 1997, Aztore agreed to accept 260,000 shares of common stock of AuctionTelevision Network, Inc. ("ATVN") owned by the Company as consideration for payment of a $39,000 note payable, or $.15 per ATVN share.

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

Relationship with C&R Investments

         C&R Investments L.L.C. ("CRI"), is an Oklahoma City, Oklahoma-investment firm. Mr. Ron Alexander, Sr. is the President and a director of New Directions Acquisition Corp. (the "Correction Business"), a subsidiary, since June 1998 and is the managing director for CRI. The management of the operation of NDAC is subcontracted to CRI. Fees paid to CRI under this management agreement totaled $35,000 for the year ended December 31, 1998. CRI owns approximately 3% of the Company's common stock.


                                     PART IV

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

                                                                      Page no.
    Item No.                      Description                        (footnote)
    --------                      -----------                        ----------

 3.1 thru 3.3            Articles of Incorporation, By-Laws
                          and Amendments thereto                         (1)

 10.1 thru 10.11         Material contracts                              (1)

 10.12                   Option Agreement by and between Sooner
                          Holdings, Inc., New Directions
                          Acquisition Corp., New Direction
                          Centers of America, L.L.C., and Horizon
                          Lodges of America, Inc. dated
                          September 9, 1997                              (2)

 10.13                   Purchase and Sale Agreement
                          dated May 7, 1998                              (2)

 16.1                    Letter re: change in certifying accountant      (1)

 16.2                    Letter re: change in certifying accountant      (3)

 16.3                    Letter re: change in certifying accountant      (4)

 19.1 thru 19.6          Other agreements                                (1)

 22.1                    Subsidiaries of the registrant                  Ex-1

Footnotes:

(1) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995 (file no. 0-18344).
(2) Filed as an Exhibit to the Company's Form 8-K, filed June 23, 1999 (file no. 0-18344).
(3) Filed as an Exhibit to the Company's Form 8-K/A, filed May 11, 1999 (file no. 0-18344).
(4) Filed as an Exhibit to the Company's Form 8-K, filed June 16, 1999 (file no. 0-18344).

Reports on Form 8-K

         The Company has filed no reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 15, 2000

                                        SOONER HOLDINGS, INC.
                                        ---------------------
                                            (Registrant)


                       By: R. C. Cunningham II
                       ---------------------------------------------------------
                           R.C. Cunningham II

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

        Signature                       Title                         Date
        ---------                       -----                         ----

                              Chairman of the Board, Chief
R. C. Cunningham II           Executive Officer and President        1/31/00
--------------------------                                        -------------
R. C. Cunningham II



R. C. Cunningham III          Secretary, Treasurer and Director      1/31/00
--------------------------                                        -------------
R. C. Cunningham III


Ben Alexander, Sr.            Director                               1/31/00
--------------------------                                        -------------
Ron Alexander, Sr.


                    SUBSIDIARIES OF THE REGISTRANT

          NAME OF SUBSIDIARY                          state of incorporation
          ------------------                          ----------------------

  Charlie O Business Park Incorporated                       Oklahoma
  New Directions Acquisition Corp.                           Oklahoma