Form 10QSB
period 1999-03-31
SOONER HOLDINGS INC /OK/
filed 2000-03-29
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

                YES  [ ]         NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,471,350 shares of common stock as of March 31, 2000.


                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                  (unaudited)

                                                                     March 31,
                                                                       1999
                                                                    -----------
                                     ASSETS

Current assets:

   Cash and cash equivalents ...................................    $    66,051
   Accounts receivable .........................................        179,930
   Other current assets ........................................         16,077
                                                                    -----------
     Total current assets ......................................        262,058

Property and equipment, net ....................................      2,928,190
Intangible assets, net of amortization of $162,297 .............      1,590,497
Other assets, net ..............................................        254,565
                                                                    -----------
                                                                    $ 5,035,310
                                                                    ===========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable ............................................    $    86,433
   Accrued liabilities to related parties ......................        194,892
   Accrued liabilities .........................................        161,002
   Current portion of notes payable and royalty payable ........         54,480
   Deferred revenue ............................................         33,882
                                                                    -----------
     Total current liabilities .................................        530,689
                                                                    -----------

Notes payable, less current portion and net of
  discount of $392,854 .........................................      4,684,823
Royalty payable, less current portion and net of
  discount of $871,300 .........................................        431,744
Commitments and contingencies ..................................           --

Shareholders' deficit:
   Preferred stock; undesignated, 10,000,000 shares
   authorized, no shares issued and outstanding ................           --
Common stock; $.001 par value, 100,000,000 shares
   authorized, 8,471,350 shares issued and outstanding .........          8,471
Additional paid-in-capital .....................................      5,532,907
Accumulated deficit ............................................     (6,153,324)
                                                                    -----------
     Total shareholders' deficit ...............................       (611,946)
                                                                    -----------
                                                                    $ 5,035,310
                                                                    ===========

The accompanying notes are an integral part of this consolidated balance sheet.



                             SOONER HOLDINGS, INC.
                     Consolidated Statements of Operations
                                  (unaudited)


                                                     For the three months ended
                                                              March 31,
                                                        1999            1998
                                                    -----------     -----------

Revenues:
   Rental revenues .............................    $    77,781     $    71,815
   Service revenues ............................        389,337            --
                                                    -----------     -----------
     Total revenues ............................        467,118          71,815
                                                    -----------     -----------

Operating Expenses:
   General and administrative ..................        290,966          29,832
   Depreciation and amortization ...............         70,956          15,513
                                                    -----------     -----------
     Total operating expenses ..................        361,922          45,345
                                                    -----------     -----------

Income from operations .........................        105,196          26,470

Interest expense ...............................       (141,914)        (55,344)
Other income ...................................            940           1,210
                                                    -----------     -----------
Net loss from continuing operations ............        (35,778)        (27,664)

Loss from discontinued operations ..............        (17,301)           --
                                                    -----------     -----------

Net loss .......................................    $   (53,079)    $   (27,664)
                                                    ===========     ===========

Earnings per share:
   Net loss from continuing operations .........    $      --       $      --
   Loss from discontinued operations ...........           --              --
                                                    -----------     -----------
Net income  (loss) per common share ............    $      --       $      --
                                                    ===========     ===========

Weighted average common shares outstanding .....      8,471,350       7,471,350
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                             SOONER HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)


                                                      For the three months ended
                                                               March 31,
                                                           1999         1998
                                                         ---------    ---------
Cash flows from operating activities:
   Net loss ..........................................   $ (53,079)   $ (27,664)
   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
         Net assets of discontinued business .........      17,301         --
         Amortization of discount ....................      49,642         --
         Depreciation and amortization ...............      70,956       15,513
         Changes in assets and liabilities:
          Accounts receivable ........................     (42,913)        (114)
          Other current assets .......................      20,461         (145)
          Accounts payable ...........................     (52,271)      (8,350)
          Accrued liabilities to related parties .....      12,168       17,425
          Accrued liabilities ........................     (20,537)      (1,098)
          Deferred revenue ...........................        --         (1,583)
                                                         ---------    ---------
         Net cash provided by (used in)
           operating activities ......................       1,728       (6,016)
                                                         ---------    ---------

Cash flows from investing activities:
   Purchases of property and equipment ...............    (138,406)     (48,648)
                                                         ---------    ---------
         Net cash used in investing activities .......    (138,406)     (48,648)
                                                         ---------    ---------

Cash flows from financing activities:
   Repayments of notes payable .......................     (66,713)      (4,284)
   Borrowings on notes payable .......................     210,650       76,313
   Borrowings on notes payable to related parties ....        --          6,338
   Royalty payments ..................................     (18,000)        --
                                                         ---------    ---------
         Net cash provided by financing activities ...     125,937       78,367
                                                         ---------    ---------

Net increase in cash .................................     (10,741)      23,703
Cash at beginning of year ............................      76,792        4,482
                                                         ---------    ---------

Cash at end of period ................................   $  66,051    $  28,185
                                                         =========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest ..........   $  51,714    $  43,796
                                                         =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                             SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 March 31, 1999

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations
---------------------------

     Sooner Holdings, Inc., an Oklahoma corporation (the "Company"), operates primarily through two of its subsidiaries. New Directions Acquisition Corp.
(NDAC) owns and operates a minimum security correctional facility in Oklahoma City, Oklahoma and Charlie O Business Park Incorporated (Business Park) is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. The Company also owns 100% of SD Properties, Inc. (SDPI) which acts as a marketing representative for construction contractors to develop business opportunities for those contractors for a fee. Effective January 15, 1999, the Company spun-off Charlie O Beverages, Inc. (Beverages), the subsidiary which operated the original in-home soda fountain business.

Basis of presentation
---------------------

     The unaudited consolidated financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (the "1998 Form 10-KSB"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the Company. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

Management plans
----------------

     For the fiscal year ending December 31, 1998, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying consolidated financial statements have been prepared contemplating continuation of the Company as a going concern. The Company has suffered recurring losses from operations, has a shareholders' deficit of $611,946 and has a working capital deficiency of $268,631 at March 31, 1999. In view of these matters, realization of a major portion of the Company's assets is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that its plans to revise the Company's operating and financial requirements, as described more fully in the 1998 Form 10-KSB, provide the Company the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

Principles of consolidation
---------------------------

     The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Sooner Holdings, Inc. and all majority owned subsidiaries. All significant intercompany transactions have been eliminated.

Reclassifications
-----------------

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.


NOTE 2 - PROPERTY AND EQUIPMENT

   Property and equipment as of March 31, 1999 is comprised of the following:

Land .....................................................             1,311,400
Buildings and improvements ...............................             2,032,719
Machinery and equipment ..................................                48,865
Vehicles .................................................                42,531
                                                                      ----------
                                                                       3,435,515
Less accumulated depreciation ............................               507,325
                                                                      ----------

Property and equipment, net ..............................            $2,928,190
                                                                      ==========


NOTE 3 - OTHER ASSETS

          Other assets at March 31, 1999 is comprised of the following:

Loan commitment fee, less amortization of $1,875 ...............        $ 27,565
Certificates of deposit ........................................         227,000
                                                                        --------
Other assets, net ..............................................        $254,565
                                                                        ========


NOTE 4 - NOTES PAYABLE

          Notes payable as of March 31, 1999 consists of the following:

Installment note payable to bank,  interest at prime plus 3%
  per annum, due September 20, 2000,  personally  guaranteed by a  shareholder,  officer and director.  Secured by real
  estate. Paid off during 1999 as part of debt refinancing.        $   922,556

Oklahoma Industrial Finance Authority (OIFA) loan,  variable interest and payments,  maturing August 1, 2004,  interest at 3% over the  Oklahoma  Industrial  Finance  Authority's cost of  capital,  not to fall  below 10% or  exceed  14%, guaranteed by a shareholder, officer and director. Secured by real estate and equipment. Paid off during 1999 as part
  of debt refinancing.                                                 385,910


Notes payable to related parties,  interest ranging from 10%
  to 15% per annum, due January 1, 2000.                             1,103,273

Installment note payable to bank,  interest at prime plus 3%
  per annum, due May 20, 1999,  guaranteed by a shareholder, officer and  director.  Secured by real  estate.  Paid off
  during 1999 as part of debt refinancing.                             474,993

Note payable to individuals, no stated interest rate, due on demand.  Secured by real  estate.  Paid off during 1999 as
  part of debt refinancing.                                            139,090

Note payable to bank, payments of interest only due monthly,
  interest  at  prime  pus  .5%,  due   September  1,  1999,
  guaranteed by a  shareholder,  officer and director.  Paid
  off during 1999 as part of debt refinancing.                          98,800

Note  payable  to  bank,   payments  of  interest  only  due
  quarterly,  interest  at prime,  due  September  1,  1999, guaranteed by a  shareholder,  officer and director.  Paid
  off during 1999 as part of debt refinancing.                          40,233

Note payable to bank,  payable  in monthly  installments  of
  $500,  interest  at  prime  plus 1%,  due  June 24,  1999, secured by inventory. Paid off during 1999 as part of debt
  refinancing.                                                           5,955

Balloon  promissory  note payable to related party (see Note
  8), 10% stated interest per annum, 15% effective  interest
  rate,   principal   and   interest   due  June  1,   2001;
  collateralized  by a second  mortgage on land and facility
  owned by the Company, net of discount of $392,854.                   938,146

Note  payable to bank,  interest  at New York prime plus 2%, due April 20, 2000,  collateralized by a first mortgage on
  land and facility owned by the Company.                              575,867

Other notes  payable to banks,  interest  rates ranging from
  9.5% to 9.75%,  principal  and interest due January  1999,
  collateralized by vehicles.                                           49,525
                                                                   -----------
                                                                     4,734,348
Less current portion                                                    49,525
                                                                   -----------

Notes payable                                                      $ 4,684,823
                                                                   ===========

     In June 1999, the Company refinanced several of the above notes payable that were due to mature. A single note payable to a bank bearing an 8.8% interest rate and maturing in June 2009 replaced these notes. Accordingly, these amounts have been classified as noncurrent.


NOTE 5 - ROYALTY PAYABLE

     As part of a business acquisition (see Note 8), the Company assumed a royalty payable to an individual. The agreement calls for monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC. The agreement expires on April 30, 2017. Future minimum payments under this agreement total $1,362,000. A discount of $871,300 was imputed by management at March 31, 1999 using a 15% interest rate.


NOTE 6 - RELATED PARTIES

     The Company's related parties are more fully described in the 1998 Form 10-KSB. The following table reflects amounts owed to related parties at March 31, 1999:

                                                       Notes           Accrued
                                                      Payable        Liabilities
                                                     ----------       ----------

President and Chairman .......................       $  715,320       $   51,479
Aztor and affiliates .........................          362,953           63,418
CRI ..........................................           25,000              624
NDLLC ........................................          938,146           79,371
                                                     ----------       ----------

Total related party liabilities ..............       $2,041,419       $  194,892
                                                     ==========       ==========

     In  addition,   the  president  and  chairman  has  personally   guaranteed
$1,922,492 of the Company's notes payable.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

     In February 1998, a lawsuit was filed by Talbot against the Company related to the purchase of NDLLC. On January 18, 2000, a settlement was reached. The terms of the settlement include a payment of $76,000 by NDAC. This amount is included in accrued liabilities at March 31, 1999.

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

     The promissory note issued to New Directions bears interest of 10% per annum with principal and interest due in three years. Management has discounted the face value of the Note of $1,331,000 by $392,854 at March 31, 1999 using a 15% effective rate of interest.


NOTE 9 - DISCONTINUED OPERATION

     Effective January 15, 1999, the Company spun-off its wholly-owned subsidiary, Charlie O Beverages to all the Company's shareholders. Beverages operated the original in-home soda fountain business. Beverages has been for sale since December 1996 at which time the Company wrote-down the assets of Beverages to their net realizable value. The Company issued 2,600,000 shares of common stock of Beverages, which was distributed to the Company's shareholders at one share of Beverages for each 3.2582 shares of the Company. The Company recorded a loss of $17,301 at March 31, 1999 with regard to this transaction.


Item 2.  Management's Discussion and Analysis or Plan of Operation

     The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB report. In addition, the discussion of the Company's expected Plan of Operation, included in the 1998 Form 10-KSB, is incorporated herein in its entirety as the discussion of the Plan of Operation as required by Item 303(a) of Regulation S-B.

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

     NDAC's facility has received accreditation from the American Correctional Association (the ACA), the governing body for accreditation. The ACA has 25 mandatory standards and 263 non-mandatory standards regarding staff working conditions and correctional facility living conditions. A community correction facility that is ACA accredited can take private clients as well as Federal clients.

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

Liquidity and Capital Resources - March 31, 1998 (unaudited) compared to March 31, 1999 (unaudited)

     The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows reported deficiencies in working capital for the periods presented.

                                           March 31,               December 31,
                                     1999            1998         1998 (audited)
                                 -----------     ------------      -----------

Deficiency in working capital    $ (268,631)     $  (921,789)      $ (344,852)

     Although the Company's working capital is negative, the Company has been able to meet its obligations as a result of the financial support received from certain of the Company's related parties. Current working capital, which has been provided in the form of notes payable, has been primarily supplied either by R.C. Cunningham II, the Company's chairman and president ("Cunningham") or by Aztor Holdings, Inc., a Phoenix, Arizona-based investment company ("Aztor"). Aztor holds various notes and liabilities against the Company and has agreed to forebear and restructure a majority of these liabilities as part of the acquisition by NDAC.

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

Results of Operations - The quarter ended March 31, 1999 compared to the quarter ended March 31, 1998

The following table illustrates the Company's revenue mix:

                                      Quarter ended
                                         March 31,
                                --------------------------
                                   1999             1998
                                ---------        ---------
NDAC revenue                    $ 389,337        $      -
Business Park revenue              77,781           69,613
Other revenue                          -             2,202
                                ---------        ---------
Total revenue                   $ 467,118        $  71,815
                                =========        =========

     Total revenues increased by $395,303 or 550% during the first quarter of 1999 as compared to the same period in 1998, primarily due to the Company's NDAC subsidiary. In June 1998 the Company acquired through NDAC a minimum security correctional facility. For the first quarter of 1999 the Correctional Business generated $389,337 (83%) of total revenues.

     Business Park revenues increased $8,168 (12%) during the first quarter of 1999 as compared to the same period in 1998. This increase is attributable to the renegotiated leases from one year leases to three to five year leases at an average increase of $.39 per square foot. At March 31, 1999 the Business Park was 100% occupied and the Company had a signed lease on an additional 19,000 square feet or 15% of the total square footage. The Company expects the tenant to take occupancy during the second quarter of 1999. The Company believes its long-term prospects will improve with longer leases and higher rates. Losses of tenants in the future could affect future operations and financial position because of the cost of new leasehold improvements and lower revenue due to any prolonged vacancy. There is no assurance the Company will return to its historically high occupancy rate.

     Total operating expenses for the three months ended March 31, 1999 were $361,922 as compared to total operating expenses for the comparable 1998 period of $45,345. The increase in the 1999 expenses was due to the NDAC subsidiary. For the three months ended March 31, 1999, the NDAC subsidiary accounted for $318,764 or 88% of the total operating costs. The amortization of the NDAC intangible assets resulted in an increase in depreciation and amortization expense for the current period of $48,689 over the 1998 period. In addition, the NDAC subsidiary accounted for $260,401 or 89% of general and administrative expenses.

     Interest expense increased by $86,570 or 156% for the first quarter of 1999 as compared to the comparable period in 1998, primarily due to the NDAC subsidiary. The amortization of the royalty payable and the purchase note in connection with the NDAC acquisition represented $49,642 or 57% of this increase. In addition, the Company assumed approximately $1,000,000 in liabilities with the acquisition of the Correctional Business.

     Loss from discontinued operations for the March 1999 period relates to spin-off of the Company's subsidiary, Beverages.

     The Company recorded net loss in the first quarter 1999 of approximately $53,079 or less than $.01 per share, compared to a net loss in the first quarter 1997 of $27,664, or $.01 per share. This increase in losses was due primarily to the spin-off the Beverages subsidiary and the increase of costs associated with the debt issued in the acquisition of the correction business.

Capital Expenditures and Commitments

     During the first quarter ending March 31, 1999, the Company spent approximately $138,000 on capital expenditures, primarily for leasehold improvements at the Business Park. The Company expects to spend an additional $62,000 for capital expenditures, primarily for leasehold improvements, on its Business Park operations during the remainder of fiscal 1999.

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


Dated:  March 31, 2000                               SOONER HOLDINGS, INC.
                                                ------------------------------
                                                         (Registrant)

                                            By: R. C. Cunningham II
                                                ------------------------------
                                                R. C. Cunningham II, President
                                                (Chairman of the Board)