Form 10QSB
period 1999-06-30
SOONER HOLDINGS INC /OK/
filed 2000-03-29
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999_

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

                                                                     June 30,
                                                                       1999
                                                                    -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents ...................................    $   227,671
   Accounts receivable .........................................        192,717
   Other current assets ........................................         17,189
                                                                    -----------
     Total current assets ......................................        437,577

Property and equipment, net ....................................      2,983,949
Intangible assets, net of amortization of $210,986 .............      1,541,808
Other assets, net ..............................................        264,188
                                                                    -----------
                                                                    $ 5,227,522
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable ............................................    $    80,593
   Accrued liabilities to related parties ......................        210,146
   Accrued liabilities .........................................        136,136
   Current portion of notes and royalty payable ................          9,045
   Deferred revenue ............................................         34,007
                                                                    -----------
     Total current liabilities .................................        469,927

Notes payable,  less current  portion and net of
  discount of $358,401 .........................................      5,043,494
Royalty payable, less current portion and net of
  discount of $854,516 .........................................        430,529
Commitments and contingencies ..................................           --

Stockholders' deficit:
   Preferred stock; undesignated, authorized 10,000,000
     shares, no shares issued and outstanding ..................           --
Common stock; $.001 par value, authorized 100,000,000 shares,
     8,471,350 shares issued and outstanding ...................          8,471
Additional paid-in-capital .....................................      5,532,907
Accumulated deficit ............................................     (6,257,806)
                                                                    -----------
     Total stockholders' deficit ...............................       (716,428)
                                                                    -----------
                                                                    $ 5,227,522
                                                                    ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                             SOONER HOLDINGS, INC.
                     Consolidated Statements of Operations
                                  (unaudited)


                                        For the quarter ended        For the six months ended
                                                June 30,                      June 30,
                                          1999           1998           1999           1998
                                      -----------    -----------    -----------    -----------
Revenues:
   Rental revenues ................   $   417,590    $    88,838    $   806,927    $    88,838
   Service revenues ...............        82,422         74,261        160,203        146,076
                                      -----------    -----------    -----------    -----------
     Total revenues ...............       500,012        163,099        967,130        234,914
                                      -----------    -----------    -----------    -----------

Operating expenses:
   General and administrative .....       402,169         98,829        693,135        128,661
   Depreciation and amortization ..        72,518         24,058        143,474         39,571
                                      -----------    -----------    -----------    -----------
     Total operating expenses .....       474,687        122,887        836,609        168,232
                                      -----------    -----------    -----------    -----------

Income from operations ............        25,325         40,212        130,521         66,682

Interest expense ..................      (144,707)       (86,383)      (285,681)      (141,727)
Other income (expense) ............        15,000           (995)        15,000            215
                                      -----------    -----------    -----------    -----------
Net loss from continuing operations      (104,382)       (47,166)      (140,160)       (74,830)

Loss from discontinued operations .          --             --          (17,301)          --
                                      -----------    -----------    -----------    -----------

Net loss ..........................   $  (104,382)   $   (47,166)   $  (157,461)   $   (74,830)
                                      ===========    ===========    ===========    ===========

Net loss per common share .........   $      (.01)   $      (.01)   $      (.02)   $      (.01)
                                      ===========    ===========    ===========    ===========

Weighted average common shares
outstanding .......................     8,471,350      7,637,096      8,471,350      7,637,096
                                      ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             SOONER HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                      For the six months ended
                                                               June 30,
                                                         1999           1998
                                                     -----------    -----------
Cash flows from operating activities:
   Net loss ......................................   $  (157,461)   $   (74,830)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
       Net assets of discontinued operation ......        17,301           --
       Amortization of discount ..................       100,880           --
       Depreciation and amortization .............       143,474         39,571
       Changes in assets and liabilities:
        Accounts receivable ......................       (55,700)         1,667
        Other current assets .....................        19,453         (2,317)
        Accounts payable .........................       (58,111)        (8,279)
        Accrued liabilities to related parties ...        27,422         44,568
        Accrued liabilities ......................       (45,403)        74,396
        Deferred revenue .........................           125          2,630
                                                     -----------    -----------
       Net cash provided by (used in)
          operating activities ...................        (8,020)        77,406
                                                     -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment ...........      (218,574)      (134,791)
                                                     -----------    -----------
       Net cash used in investing activities .....      (218,574)      (134,791)
                                                     -----------    -----------

Cash flows from financing activities:
   Repayments of notes payable ...................    (1,982,539)       (16,670)
   Royalty payments ..............................       (36,000)        (6,000)
   Borrowings on notes payable ...................     2,510,000         76,781
   Repayments of notes payable to related parties       (113,988)        16,338
                                                     -----------    -----------
       Net cash provided by financing activities .       377,473         70,449
                                                     -----------    -----------

Net increase in cash .............................       150,879         13,064
Cash at beginning of year ........................        76,792          4,482
                                                     -----------    -----------

Cash at end of period ............................   $   227,671    $    17,546
                                                     ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest ......   $   128,456    $   104,149
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 June 30, 1999

NOTE 1 -  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations
---------------------------

        Sooner Holdings, Inc., an Oklahoma corporation (the "Company"), operates primarily through two of its subsidiaries. New Directions Acquisition Corp.
(NDAC) owns and operates a community correction business in Oklahoma City, Oklahoma and Charlie O Business Park Incorporated (Business Park) is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. The Company also owns 100% of SD Properties, Inc. (SDPI) which acts as a marketing representative for construction contractors to develop business opportunities for those contractors for a fee. Effective January 15, 1999, the Company completed the spin-off of Charlie O Beverages, Inc. (Beverages) which operated the original in-home soda fountain business.

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

Management Plans
----------------

The unaudited consolidated financial statements have been prepared contemplating continuation of the Company as a going concern. The Company has sustained recurring operating losses in recent years and is expected to need additional amounts of working capital for its operations. At June 30, 1999, the Company has a shareholders' deficit of $716,428 and has a working capital deficiency of $32,350. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that its plans to revise the Company's operating and financial requirements as described more fully in the 1998 Form 10-KSB provide the Company the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

Principles of consolidation
---------------------------

        The unaudited consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Sooner Holdings, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated.


NOTE 2 - PROPERTY AND EQUIPMENT

        Property and equipment at June 30, 1999 is comprised of the following:

Land .....................................................            $1,311,400
Buildings and improvements ...............................             2,101,871
Machinery and equipment ..................................                49,988
Vehicles .................................................                51,281
                                                                      ----------
                                                                       3,514,540
Less accumulated depreciation ............................               530,591
                                                                      ----------
Property and equipment, net ..............................            $2,983,949
                                                                      ==========


NOTE 3 - OTHER ASSETS

        Other assets at June 30, 1999 is comprised of the following:

Loan commitment fee, less amortization of $2,250 ...............        $ 37,188
Certificates of deposit ........................................         227,000
                                                                        --------
Other assets, net ..............................................        $264,188
                                                                        ========


NOTE 4 - NOTES PAYABLE

        Notes payable as of June 30, 1999 consists of the following:

Installment  note  payable  to  bank,  interest  at 8.8% per
  annum, due June 1, 2009. Secured by real estate.                 $ 2,510,000

Notes payable to related parties,  interest ranging from 10%
  to 15% per annum, due January 1, 2000.                               993,244

Note payable to individual,  no stated interest rate, due on
  demand.                                                                4,090

Balloon  promissory  note payable to related party (see Note
  8), 10% stated interest per annum, 15% effective  interest
  rate,   principal   and   interest   due  June  1,   2001;
  collateralized  by a second  mortgage on land and facility
  owned by the Company, net of discount of $358,401.                   972,599

Note  payable to bank,  interest  at New York prime plus 2%, due April 20, 2000,  collateralized by a first mortgage on
  land and facility owned by the Company.                              567,651
                                                                   -----------
                                                                     5,047,584
Less current portion                                                     4,090
                                                                   -----------
Notes payable                                                      $ 5,043,494
                                                                   ===========

        In June 1999, the Company refinanced several notes payable that were due to mature during 1999. These notes were replaced by a single note payable to a bank bearing an 8.8% interest rate and maturing in June 2009.


NOTE 5 - ROYALTY PAYABLE

        As part of a business acquisition (see Note 8), the Company assumed a royalty payable to an individual. The agreement calls for monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC. The agreement expires on April 30, 2017. Future minimum payments under this agreement total $1,362,000. A discount of $854,516 was imputed by management using a 15% interest rate.

NOTE 6 - RELATED PARTIES

        The Company's related parties are discussed in the 1998 Form 10-KSB. The following table reflects amounts owed to related parties at June 30, 1999:

                                        Notes             Accrued
                                       Payable           Liabilities
                                     ----------          ----------
President and chairman ...........   $  620,149          $   66,109
Aztor and affiliates .............      363,095              63,418
NDLLC ............................      972,599              79,371
CRI ..............................       10,000               1,248
                                     ----------          ----------
Total related party liabilities ..   $1,965,843          $  210,146
                                     ==========          ==========


NOTE 7 - COMMITMENTS AND CONTINGENCIES

        In February 1998, a lawsuit was filed by one of the owners of NDLLC against the Company relating to the purchase of New Directions (see Note 8). On January 18, 2000 a settlement was reached which includes a payment of $76,000 by NDAC. This amount is included in accrued liabilities at June 30, 1999.

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


NOTE 9 - DISCONTINUED OPERATION

Effective January 15, 1999, the Company spun-off its wholly-owned subsidiary, Charlie O Beverages to all the Company's shareholders. Beverages operated the original in-home soda fountain business. Beverages has been for sale since December 1996 at which time the Company wrote-down the assets of Beverages to their net realizable value. The Company issued 2,600,000 shares of common stock of Beverages, which was distributed to the Company's shareholders at one share of Beverages for each 3.2582 shares of the Company. The Company recorded a loss of $17,301 at June 30, 1999 with regard to this transaction.


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

Liquidity and Capital Resources - June 30, 1999 (unaudited) compared to June 30, 1998 (unaudited)

        The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows comparative deficiencies in working capital.

                                             June 30,             Dec. 31, 1998
                                      1999             1998         (audited)
                                      ----             ----          -------

Deficiency in working capital     $  (32,350)      $ (243,642)     $ (344,852)
                                  ==========       ==========      ==========

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

Results  of  Operations  - The  quarter  and six  months  ended  June  30,  1999
(unaudited)  compared  to the  quarter  and  six  months  ended  June  30,  1998
(unaudited)

The following table illustrates the Company's revenue mix:

                               Quarter ended              Six months ended
                                  June 30,                    June 30,
                           ----------------------      ----------------------
                             1999          1998          1999          1998
                           --------      --------      --------      --------
Business Park revenue      $ 82,422      $ 73,283      $160,203      $142,896
NDAC revenue ........       417,590        88,838       806,927        88,838
Other revenue .......          --             978          --           3,180
                           --------      --------      --------      --------
     Total revenue ..      $500,012      $163,099      $967,130      $234,914
                           ========      ========      ========      ========

        Total  revenues  for the  quarter  and six months  ended  June 30,  1999 increased by $336,913 (206%) and $732,216 (312%), respectively over the comparable periods in 1998. This increase was related to the Company's NDAC subsidiary. In June 1998 the Company acquired through NDAC a community correctional facility.

        Business Park's revenues increased $9,139 (12%) and $17,307 (12%) for the quarter and six months ended June 30, 1999, compared to the same quarter and six month periods in 1998. This increase is attributable to the occupancy by one tenant in May 1999 of 19,000 square feet or 15% of the total square footage. At June 30, 1999 the Business Park was 97% occupied. Losses of tenants in the future could affect future operations and financial position due to the cost of new leasehold improvements to attract new tenants, increased leasing fees or lower rent revenue due to vacancy. There is no assurance the Company will return to its historically high occupancy rate.

        Total operating expenses increased $351,800 (286%) and $668,377 (397%) for the quarter and six months ended June 30, 1999, compared to the same quarter and six-month periods in 1998. This increase is related to the acquisition of the community correctional business in June 1998. The NDAC subsidiary accounted for $330,082 or 94% of the increase in total operating expenses for the current period. The amortization of the NDAC intangible asset resulted in an increase in depreciation and amortization expense in the 1999 periods over the comparable 1998 periods. In addition general and administrative expense for the quarter and six months periods increased due to the acquisition of the community correctional business in June 1998.

        Interest expense increased by $58,324 (68%) and $143,954 (102%) for the quarter and six months ended June 30, 1999 as compared to the comparable periods in 1998, primarily due to the NDAC subsidiary. The amortization of the royalty payable and the purchase note in connection with the NDAC acquisition represented $51,238 or 88% of the increase during the current period. In addition, the Company assumed approximately $1,000,000 in liabilities with the acquisition of the Correctional Business.

        Loss from discontinued operations relates to the spin-off of the Company's subsidiary, Beverages.

        The Company recorded net loss for the quarter of $104,382 as compared to a net loss of $47,166 for the comparable 1998 period. This increase in net loss in 1999 was due to the acquisition of the community correctional business in June 1998. The increase in revenues from NDAC was offset by an increase in operating expenses also attributable to the NDAC subsidiary. Interest expense was also up due to increased borrowings related to the acquisition.

Capital Expenditures and Commitments

        During the quarter and six months ending June 30, 1999, the Company spent approximately $220,000 on capital expenditures primarily for leasehold improvements at the Business Park. The Company expects to spend an additional $20,000 for leasehold improvements on its Business Park and correctional facility.

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


                                                SOONER HOLDINGS, INC.
                                         ---------------------------------
                                                    (Registrant)

Dated:  March 29, 2000
        ---------------

                                    By: R. C. Cunningham
                                        ----------------------------------
                                        R. C. Cunningham, II, Chairman and
                                         President