Form 10QSB
period 1999-09-30
SOONER HOLDINGS INC /OK/
filed 2000-03-30
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark one)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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

        YES [ ]  NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,471,350 shares of common stock as of March 30, 2000.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                             SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                  (unaudited)

                                        `                            Sept. 30,
                                                                       1999
                                                                    -----------
                                     ASSETS

Current assets:
    Cash and cash equivalents ..................................    $   243,248
    Accounts receivable ........................................        185,819
    Other current assets .......................................         15,657
                                                                    -----------
      Total current assets .....................................        444,724

Property and equipment, net ....................................      2,997,211
Intangible assets, net of amortization of $259,675 .............      1,493,118
Other assets, net ..............................................        263,250
                                                                    -----------
                                                                    $ 5,198,303
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable ............................................    $   112,580
   Accrued liabilities to related parties ......................        224,968
   Accrued liabilities .........................................        143,882
   Current portion of notes payable and royalty payable ........          9,045
   Deferred revenue ............................................         35,482
                                                                    -----------
      Total current liabilities ................................        525,957
                                                                    -----------
Notes payable,  less current  portion and net
   of discount of $320,667 .....................................      5,049,819
Royalty payable, less current portion and net
   of discount of $837,777 .....................................        429,268
Commitments and contingencies ..................................           --

Stockholders' deficit:

Preferred stock; undesignated, authorized 10,000,000
   shares, no shares issued and outstanding ....................           --
Common stock; $.001 par value, authorized 100,000,000
   shares, 8,471,350 shares issued and outstanding .............          8,471
Additional paid-in-capital .....................................      5,532,907
Accumulated deficit ............................................     (6,348,119)
                                                                    -----------
      Total stockholders' deficit ..............................       (806,741)
                                                                    -----------
                                                                    $ 5,198,303
                                                                    ===========

The accompanying notes are an integral part of this consolidated balance sheet.

                             SOONER HOLDINGS, INC.
                     Consolidated Statements of Operations
                                  (unaudited)


                                        For the quarter ended       For the nine months ended
                                            September 30,                 September 30,
                                         1999           1998           1999           1998
                                      -----------    -----------    -----------    -----------
Revenues
   Rental revenues ................   $    93,379    $    73,795    $   253,582    $   219,871
   Service revenues ...............       397,004        287,192      1,203,931        376,030
                                      -----------    -----------    -----------    -----------
     Total revenues ...............       490,383        360,987      1,457,513        595,901
                                      -----------    -----------    -----------    -----------
Operating expenses:
   General and administrative .....       360,947        327,476      1,054,082        456,137
   Depreciation and amortization ..        75,949         39,559        219,423         79,130
                                      -----------    -----------    -----------    -----------
     Total operating expenses .....       436,896        367,035      1,273,505        535,267
                                      -----------    -----------    -----------    -----------

Income (loss) from operations .....        53,487         (6,048)       184,008         60,634

Interest expense ..................      (143,800)      (132,593)      (429,481)      (274,320)
Other income ......................          --            1,684         15,000          1,899
                                      -----------    -----------    -----------    -----------
Net loss from continuing operations       (90,313)      (136,957)      (230,473)      (211,787)

Loss from discontinued operations .          --             --          (17,301)          --
                                      -----------    -----------    -----------    -----------

Net loss ..........................   $   (90,313)   $  (136,957)   $  (247,774)   $  (211,787)
                                      ===========    ===========    ===========    ===========

Net loss per common share .........   $      (.01)   $      (.02)   $      (.03)   $      (.03)
                                      ===========    ===========    ===========    ===========

Weighted average common shares
outstanding .......................     8,471,350      7,819,236      8,471,350      7,819,236
                                      ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             SOONER HOLDINGS, INC.
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                     For the nine months ended
                                                            September 30,
                                                         1999           1998
                                                     -----------    -----------

Cash flows from operating activities:
   Net loss ......................................   $  (247,774)   $  (211,887)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Net assets of discontinued operations ...        17,301           --
         Amortization of discount ................       155,353           --
         Depreciation and amortization ...........       219,423         79,130
         Changes in assets and liabilities:
          Accounts receivable ....................       (48,802)       (31,169)
          Other current assets ...................        20,985         (1,556)
          Accounts payable .......................       (26,124)        14,215
          Accrued liabilities to related parties .        42,244        115,524
          Accrued liabilities ....................       (37,657)        74,178
          Deferred revenue .......................         1,600          2,130
                                                     -----------    -----------
         Net cash provided by operating activities        96,549         40,565
                                                     -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment ...........      (257,845)      (183,830)
                                                     -----------    -----------
   Net cash used in investing activities .........      (257,845)      (183,830)
                                                     -----------    -----------

Cash flows from financing activities:
   Repayments of notes payable ...................    (2,004,260)       (50,229)
   Royalty payments ..............................       (54,000)       (24,000)
   Borrowings on notes payable ...................     2,510,000        155,287
   Borrowings (repayments) of notes payable to
     related parties .............................      (123,988)       159,319
                                                     -----------    -----------
Net cash provided by financing activities ........       327,752        240,377
                                                     -----------    -----------

Net increase in cash .............................       166,456         97,112
Cash at beginning of year ........................        76,792          4,482
                                                     -----------    -----------

Cash at end of period ............................   $   243,248    $   101,594
                                                     ===========    ===========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest ......   $   235,026    $   191,964
                                                     ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                             SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

September 30, 1999

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

Basis of presentation
---------------------

The unaudited consolidated financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998 (1998 Form 10-KSB). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the Company. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

Management Plans
----------------

The unaudited consolidated financial statements have been prepared contemplating continuation of the Company as a going concern. The Company has sustained recurring operating losses in recent years and is expected to need additional amounts of working capital for its operations. At September 30, 1999, the Company has a shareholders' deficit of $806,741 and has a working capital deficiency of $81,233. In view of these matters, realization of a major portion of the assets is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that its plans to revise the Company's operating and financial requirements, as described more fully in the 1998 Form 10-KSB, provide the Company the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

Principles of consolidation
---------------------------

        The unaudited consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Sooner Holdings, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated.


NOTE 2 - PROPERTY AND EQUIPMENT

        Property and equipment at September 30, 1999 is comprised of the following:

Land .....................................................            $1,311,400
Buildings and improvements ...............................             2,140,432
Machinery and equipment ..................................                51,013
Vehicles .................................................                51,281
                                                                      ----------
                                                                       3,554,126
Less accumulated depreciation ............................               556,915
                                                                      ----------
Property and equipment, net ..............................            $2,997,211
                                                                      ==========


NOTE 3 - OTHER ASSETS

        Other assets at September 30, 1999 is comprised of the following:

Loan commitment fee, less amortization of $1,250 ...............        $ 36,250
Certificates of deposit ........................................         227,000
                                                                        --------
Other assets, net ..............................................        $263,250
                                                                        ========


NOTE 4 - NOTES PAYABLE

        Notes payable as of September 30, 1999 consists of the following:

Installment  note  payable  to  bank,  interest  at 8.8% per
  annum, due June 1, 2009. Secured by real estate.                 $ 2,496,568

Notes payable to related parties,  interest ranging from 10%
  to 15% per annum, due January 1, 2000.                               983,244

Note payable to individual,  no stated interest rate, due on
  demand.                                                                4,090

Balloon  promissory  note payable to related party (see Note
  8), 10% stated interest per annum, 15% effective  interest
  rate,   principal   and   interest   due  June  1,   2001;
  collateralized  by a second  mortgage on land and facility
  owned by the Company, net of discount of $320,667.                 1,010,333

Note  payable to bank,  interest  at New York prime plus 2%, due April 20, 2000,  collateralized by a first mortgage on
  land and facility owned by the Company.                              559,674
                                                                   -----------
                                                                     5,053,909
Less current portion                                                     4,090
                                                                   -----------
        Notes payable                                              $ 5,049,819
                                                                   ===========

        In June 1999, the Company refinanced several notes payable that were due to mature during 1999. A single note payable to a bank bearing an 8.8% interest rate and maturing in June 2009 replaced these notes.


NOTE 5 - ROYALTY PAYABLE

        As part of a business acquisition (see Note 8), the Company assumed a royalty payable to an individual. The agreement calls for monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC. The agreement expires on April 30, 2017. Future minimum payments under this agreement total $1,272,000. A discount of $837,777 was imputed by management using a 15% interest rate.


NOTE 6 - RELATED PARTY OBLIGATIONS

The Company's related parties are more fully discussed in the 1998 Form 10-KSB. The following table reflects the related party obligations as of September 30, 1999:

                                       Notes              Accrued
                                      Payable            Liabilities
                                     ----------          ----------

President and chairman ...........   $  620,149         $   80,307
Aztor and affiliates .............      363,095             63,418
NDLLC ............................    1,010,333             79,371
CRI ..............................         --               1,872
                                     ----------          ----------
  Total related party liabilities    $1,993,577         $  224,968
                                     ==========         ==========


NOTE 7 - COMMITMENTS AND CONTINGENCIES

        In February 1998, a lawsuit was filed by one of the owners of NDLLC against the Company relating to the purchase of New Directions (see Note 8). On January 18, 2000 a settlement was reached which includes a payment of $76,000 by NDAC. This amount is included in accrued liabilities at September 30, 1999.

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

        The assets acquired included a $227,000 Certificate of Deposit and the facility and equipment which the business operates from which is zoned for use as a community correction center valued at $450,000. Approximately $1,753,000 of the purchase price was allocated to contract rights acquired. The contract rights relate to an annually renewable contract with the Oklahoma Department of Corrections. This asset is being amortized over a nine-year period, which is management's estimate of the expected life of the contract.

        The promissory note issued to New Directions bears interest of 10% per annum with principal and interest due in three years. The face value of the Note of $1,331,000 has been discounted at September 30, 1999 by management by $320,667 using a 15% effective rate of interest.


NOTE 9 - DISCONTINUED OPERATION

        Effective January 15, 1999, the Company spun-off its wholly-owned subsidiary, Charlie O Beverages to all the Company's shareholders. Beverages operated the original in-home soda fountain business. Beverages has been for sale since December 1996 at which time the Company wrote-down the assets of Beverages to their net realizable value. The Company issued 2,600,000 shares of common stock of Beverages, which was distributed to the Company's shareholders at one share of Beverages for each 3.2582 shares of the Company. The Company recorded a loss of $17,301 at September 30, 1999 with regard to this transaction.


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

Plan of Operation

        Effective June 1, 1998, NDAC completed the acquisition of the assets and certain liabilities of New Directions related to the operation of a community correction business. NDAC runs a community correction center, commonly known as a halfway house, which currently has approximately 140 beds available but is licensed to provide up to 300 beds. NDAC operates under a contract with the Oklahoma Department of Corrections, which provides clients to NDAC. With the NDAC acquisition, the Company intends to shift its growth focus to the community corrections business and either liquidate or totally de-emphasize its other operating subsidiaries.

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

Business Strategy

        The Company's business strategy is to become a leading developer and a manager of a quality privatized community correction facilities, initially in Oklahoma and then expanding interstate. Management intends on seeking a larger community corrections business by expanding into other zoned facilities, either internally and through acquisitions. The Company intends on obtaining and maintaining ACA accreditation for all of its facilities.

        The Company will operate each facility under its management. The Company will also either directly or through subcontractors, provide health care and food service. In the future, the facilities may offer special rehabilitation and educational programs, such as academic or vocational education, job and life skills training, counseling and work and recreational programs.

Liquidity and Capital Resources - September 30, 1999 (unaudited) compared to September 30, 1998 (unaudited).

        The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows comparative deficiencies in working capital. Current working capital has been primarily supplied by the Company's chairman and president, by Aztor Holdings, Inc. (Aztor), a Phoenix, Arizona investment company or by Aztor's other affiliated companies.

                                September 30,                   Dec. 31, 1998
                                1999            1998            (audited)

Deficiency in working capital      $  (81,233)      $ (243,642)     $ (344,852)
                                   ==========       ==========      ==========

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

        In June 1999, the Company refinanced the debt on Business Park. The debt was replaced by a single note in the amount of $2,500,000 payable to a bank with interest at 8.8% that matures in June 2009.

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

Results of  Operations  - The quarter and nine months ended  September  30, 1999
(unaudited) compared to the quarter and nine months ended September 30, 1998 (unaudited)

        The following table illustrates the Company's revenue mix.

                                    Quarter ended           Nine months ended
                                    September 30,             September 30,
                                  1999         1998         1999         1998
                               ----------   ----------   ----------   ----------

Business Park revenue ......   $   93,379   $   73,047   $  253,582   $  215,943
NDAC revenue ...............      397,004      287,192    1,203,931      376,030
Other revenue ..............         --            748         --          3,928
                               ----------   ----------   ----------   ----------
   Total revenue ...........   $  490,383   $  360,987   $1,457,513   $  595,901
                               ==========   ==========   ==========   ==========

        Total revenues increased $129,396 (36%) and $861,612 (145%) for the quarter and nine months ended September 30, 1999 compared to the same quarter and nine-month periods in 1998. This increase was related to the Company's NDAC subsidiary. In June 1998 the Company acquired through NDAC a community correctional facility. For the quarter ended September 30, 1999 NDAC generated $397,004 of revenues or 81% of the total revenues for the current period.

        Business Park's revenues increased $20,332 (28%) and $37,639 (17%) for the quarter and nine months ended September 30, 1999, compared to the same quarter and nine-month periods in 1998. This increase is attributable to the occupancy by one tenant in May 1999 of 19,000 square feet or 15% of the total square footage of the Business Park. At September 30, 1999 the Business Park was 100% occupied. Losses of tenants in the future could affect future operations and financial position due to the cost of new leasehold improvements to attract new tenants, increased leasing fees or lower rent revenue due to vacancy. There is no assurance the Company will return to its historically high occupancy rate.

        NDAC's revenues increased $109,812 (38%) and $827,901 (220%) for the quarter and nine months ended September 30, 1999, compared to the same quarter and nine-month periods in 1998. The increase for the current period is due to increased occupancy at the correctional facility. There is no assurance the Company will maintain this occupancy rate.

        Total operating expenses for the quarter and nine months ended September 30, 1999 were $436,896 and $1,273,505, respectively, as compared to total expenses for the comparable 1998 periods of $367,035 and $535,267, respectively. This increase is related to the acquisition of the community correctional business in June 1998. The NDAC subsidiary accounted for $355,528 or 81% of the total operating expenses for the current period. The amortization of the NDAC intangible asset resulted in an increase in depreciation and amortization expense in the 1999 periods over the comparable 1998 periods. In addition general and administrative expense for the quarter and nine-month periods increased due to the acquisition of the community correctional business in June 1998.

        Interest expense increased $155,161 (57%) for the nine months ended September 30, 1999 over the 1998 period. The amortization of the royalty payable and the purchase note in connection with the acquisition of New Directions accounted for $155,353 of the increase for the nine months. In addition, the Company assumed approximately $1,000,000 in liabilities with the acquisition of the Correctional Business.

        Loss from discontinued operations related to the spin-off of the Company's subsidiary, Beverages.

        The Company recorded a net loss for the nine-month period of 1999 of $247,774 as compared to a net loss of $211,787 for the comparable 1998 period. The increase in net loss in 1999 was due primarily to the spin-off of the Company's Beverages subsidiary.

Capital Expenditures and Commitments

        During the nine months ending September 30, 1999, the Company spent approximately $258,000 on capital expenditures primarily for leasehold improvements at the Business Park. The Company expects to spend nominal amounts for the remainder of the year for leasehold improvements on its Business Park and correctional facility.

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


                                             SOONER HOLDINGS, INC.
                                        --------------------------------
                                                 (Registrant)
Dated: March 29, 2000
       --------------


                                    By: R. C. Cunningham II
                                        ---------------------------------
                                        R. C. Cunningham II, Chairman and
                                         President