Form 10KSB
period 1999-12-31
SOONER HOLDINGS INC /OK/
filed 2000-04-14
CIK 861370

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -----------
                                  FORM 10-KSB
                                  -----------

           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                             -----------------

                           Commission File No. 0-18344

                             SOONER HOLDINGS, INC.
                             ---------------------
                 (Name of small business issuer in its charter)

Oklahoma                                                              73-1275261
(State or other  jurisdiction of               (IRS Employer Identification No.)
incorporation  or  organization)

2680 W. I-40  Oklahoma City, Oklahoma                                      73108
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number:                                        (405) 236-8332

Securities registered under Section 12(b) of the Exchange Act:              None
                                                                            ----

Securities registered under Section 12(g)
of the Exchange Act:                                        Common stock, no par
                                                            --------------------

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [ ]

        Revenues for the year ending December 31, 1999 were $1,932,433.

        The aggregate market value of the voting stock held by non-affiliates of the Company on March 31, 2000 was approximately $320,000. As of March 31, 2000 the Company had 8,471,350 shares of common stock issued and outstanding.

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

        The Company also owned 100% of SD Properties, Inc. ("SDPI") and 100% of Charlie O Beverages, Inc. ("CO Beverages"). During fiscal 1997 and early 1998 the Company discontinued the two substantially inactive businesses operated by these two subsidiaries. SDPI was merged with the Company on December 31, 1999. CO Beverages was spun off to existing shareholders of the Company as of January 15, 1999.

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

        As of March 31, 2000, NDAC operates one correctional facility with an aggregate design capacity of 180 beds.

The Real Estate Business
------------------------

        CO Park operates as a real estate lessor and property manager and as of March 31, 2000 leases to 23 non-related lessees. CO Park's property includes five separate buildings, covering approximately 126,500 square feet, located at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. The Company and its CO Beverages subsidiary currently operate out of approximately 9,000 square feet in this business park. CO Park competes with other commercial lessors in the Oklahoma City market. Its occupancy, excluding that leased to the Company and its subsidiaries, has averaged over 90% during both 1999 and 1998.

The Discontinued Businesses
---------------------------

        SDPI, until April 1997, held an interest in a beneficial trust that owned real estate lots in an Arizona subdivision. SDPI's net book value in the beneficial trust was negative due to offsetting liabilities related to the trust and the underlying lots. In April 1997, SDPI sold the interest in the beneficial trust to a related party for $1.00 and the assumption of all liabilities plus an agreement to share future profits, if any, with the Company. During 1995 to 1997 SDPI commenced a business that markets and services construction contracts. This business did not develop after the initial contracts, was terminated in early 1998, and merged into the Company in December 1999.

        CO Beverages operated the original in-home soda fountain  business.  The
Company was trying to sell CO Beverages as a going concern or liquidate the assets of this business. Therefore, the remaining assets of CO Beverages consisting of inventory and equipment were written down to their estimated realizable value. The Company had hoped to sell CO Beverages as a going concern and therefore, realize additional value for the extensive tooling and other assets related to CO Beverages business. These latter assets were written off in their entirety during 1996. CO Beverages was spun off to existing shareholders of the Company as of January 15, 1999.

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

        Employees. Mr. R.C. Cunningham II, the Company's President and Chairman of the Board ("Cunningham"), works on a part-time basis for the Company and all subsidiaries. The other officers of the Company do not spend full time on the Company's or its subsidiaries' businesses and are not compensated directly for their services.

        NDAC has 29 full-time and 6 part-time employees at March 31, 2000. NDAC employs management, administrative, clerical, security, educational services, and general maintenance personnel. NDAC through subcontractors also provides health care and food service. All jurisdictions require correction officers to complete a specified amount of training prior to employment.

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


                        ITEM 2. DESCRIPTION OF PROPERTY

        NDAC's correctional facility consists of three buildings totaling approximately 44,000 square feet on 2.745 acres of real estate. This property is located at 3115 N. Lincoln Boulevard in Oklahoma City, Oklahoma. The facility has a 180-bed capacity, and as of March 31, 2000, the facility is 70% occupied. This property is subject to a first mortgage.

        CO Park's industrial business park property consists of five buildings totaling approximately 126,900 square feet on five acres of real estate. This property is located at the Company's address at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. The Company and its subsidiaries occupy approximately 9,000 square feet and the remainder of the industrial park is leased to 19 unrelated lessees. The lessees generally use the property for retail, manufacturing and light industrial operations. CO Park's leases are generally for three to five years. As of December 31, 1999, excluding the square footage leased to the Company and its affiliates, the facility is 100% occupied. As of March 31, 2000, the facility is 89% occupied. This property is subject to a first mortgage.

        SDPI had no remaining real property, directly or indirectly, after the sale of the trust interest in April 1997. CO Beverages had no real property.


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


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In fiscal 1999, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise. The Company's last meeting of shareholders was in 1996.



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

                                                Low             High
                                                ---             ----
Fiscal 1998:
  First quarter                                 .250            .875
  Second quarter                                .375            .375
  Third quarter                                 .06
  Fourth quarter                                .06

Fiscal 1999:
  First quarter                                 .06
  Second quarter                                .06
  Third quarter                                 .06
  Fourth quarter                                .06

Fiscal 2000:
  First quarter  (to March 31, 2000)            .08

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

Liquidity and Capital Resources - December 31, 1999
compared to December 31, 1998

        The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows comparative deficiencies in working capital at December 31:

                                                   1999            1998
                                                   ----            ----

Deficiency in working capital                   $(96,224)       $(344,852)
                                                ========        =========

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

        As of April 11, 2000, the Company entered into an agreement with the bank holding the first mortgage on the Correctional Facility real property to extend the due date of the note until June 20, 2001. No other terms changed.

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

        Effective November 1, 1999, the Company reached an agreement with Aztore and associated companies to restructure approximately $450,000 in notes payable and accrued interest. In exchange for the notes, the Company issued two notes for $120,000 and $180,000 bearing interest at 10%, with preferential liquidation terms. This transaction resulted in a extraordinary non-cash gain to the Company of approximately $107,000, net of tax.

Results of Operations - The year ended December 31, 1999 compared to the year ended December 31, 1998

        The following table illustrates the Company's revenue mix. Other revenues represent revenues from the discontinued businesses (see discussion under Item 1. "Description of Business"):

                                        1999                  1998
                                       Amount     %          Amount       %
                                       ------     --         ------       --

  CO Park revenues                  $   362,404   19      $   291,329     28
  NDAC revenues                       1,570,029   81          743,957     72
  Other revenues                          -0-                   4,158     *
                                    -----------           -----------
                Total revenues      $ 1,932,433           $ 1,039,444
                                    ===========           ===========

*less than 1%

        Total revenues increased by $892,989 or 86% in fiscal 1999. 93% of the Company's revenue increase was related to the Company's NDAC subsidiary. In June 1998 the Company, acquired through NDAC a minimum security correctional facility. For the seven months from June 1998 to December 1998 the Correctional Business generated $743,957 of total revenues. For the year ended December 31, 1999, the Correctional Business generated $1,570,029. This increase reflects twelve months operations of the Correctional Business in 1999 versus seven months operations in 1998. It also reflects a 23% average fee/occupancy increase per month in 1999 over 1998.

Business Park revenues increased $71,075 or 24% due to the releasing of the space vacated by one tenant in November 1997 that accounted for 21% of total revenues for Business Park. In addition, the revenues increased from the renegotiated leases during 1998, which were primarily one year to three to five year leases at an average increase of $.39 per square foot. At December 31, 1999, the Business Park was 100% occupied, net of space used by the Company. Losses of tenants in the future could affect future operations and financial position because of the cost of new leasehold improvements and lower revenues due to any prolonged vacancy. There is no assurance the Company will maintain its high occupancy rate.

        Total operating expenses for the year ended December 31, 1999 were $1,600,372 as compared to total expenses for the comparable 1998 period of $1,035,374. This represents an increase of $564,998 in total operating expenses for fiscal 1999, which primarily reflects the operation of the Correctional Business for twelve months in 1999 versus seven months in 1998. The amortization of the NDAC intangible asset resulted in an increase in depreciation and amortization expense in 1999 of $81,157 over the 1998 period. In addition, general and administrative (G&A) expenses, consisting primarily of professional and management fees, also increased due to the acquisition of the Correctional Business in June 1998 and operation of the Correction Business for a full twelve months in 1999.

Going Concern and Management Plans

        The Company has suffered recurring losses from operations, has a shareholders' deficit of $684,782, and has a working capital deficiency of $96,224. Although the working capital deficit has improved by $248,628, these factors still raise substantial doubt about the Company's ability to continue as a going concern. Realization of a major portion of the Company's assets is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

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

        In 1997, Business Park initiated a program of bringing its lease rates up to the prevailing market rates. As part of this activity, it generally extended its lease terms from one year to three to five years. Business Park has closed several of these new leases in 1999 and 1998 at an average increase of $0.24 and $0.39 per square foot, respectively. New leases have increased to approximately $3.50 per square foot in 1999 to reflect demand in the market as well as improvements included in the leases. Business Park is actively seeking to rent any space which becomes vacant at these higher rates.

Management believes that these plans will be effective in improving the Company's profitability and working capital position and will provide the Company the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

Capital Expenditures and Commitments

        During the year ended December 31, 1999, the Company spent approximately $38,000 on capital expenditures primarily related to leasehold improvements primarily at its correctional facility operations. The Company spent approximately $215,000 for capital expenditures, primarily for leasehold improvements, on its Business Park operations during 1999. In addition, the Company believes it needs additional capital to develop and expand into new businesses. Although the amount of such additional capital required is uncertain, it is no doubt beyond that which would be expected to be generated from its current operations. There can be no assurance that the Company will be able to obtain any such additional capital on satisfactory terms if at all. In such case, the Company's expansion will be limited and Cunningham's and Aztore's interest in continuing to lend money to the Company would likely cease. This lack of support could lead to foreclosure or bankruptcy.

Factors That May Affect Future Results

        A number of uncertainties exist that may affect the Company's future operating results. These include the uncertain general economic conditions, the ongoing support of Aztor and Cunningham, the ability of the Company to refinance its short and long-term liabilities on satisfactory terms, and the Company's ability to acquire sufficient funding to sustain its operations and develop new businesses. A majority of these issues directly or indirectly relate to the Company's ability to sell additional equity or obtain additional debt at reasonable prices or rates, if at all. The Company and all its subsidiaries have had unsuccessful operating histories and have been consistently unprofitable. The Company's competition would almost uniformly have more resources and capital in general than the Company. If the Company expands, it will have to attract satisfactory operating personnel. If the Company or any subsidiary experiences any substantial reversal, including but not limited to the areas discussed above, such entity may have to seek formal court protection from creditors.

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

               Report of Independent Certified Public Accountants
               --------------------------------------------------

Board of Directors
Sooner Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Sooner Holdings, Inc. and Subsidiaries, as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sooner Holdings, Inc. and Subsidiaries, as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

As shown in the financial statements, the Company incurred a net loss of $125,915 during the year ended December 31, 1999 and, as of that date, the Company's current liabilities exceeded its current assets by $96,224 and its total liabilities exceeded its total assets by $684,782. These factors, among others, as discussed in Note A to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRANT THORNTON LLP


Oklahoma City, Oklahoma
April 5, 2000


                     Sooner Holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                         ASSETS                         1999           1998
                                                     -----------    -----------

CURRENT ASSETS
  Cash and cash equivalents ......................   $   177,899    $    36,792
  Restricted cash ................................        36,409           --
  Accounts receivable, net of allowance
    of $7,013 in 1999 and $2,362 in 1998 .........       134,663        137,139
  Other current assets ...........................        40,189         41,244
                                                     -----------    -----------

                Total current assets .............       389,160        215,175

PROPERTY AND EQUIPMENT, net ......................     2,966,550      2,828,342

INTANGIBLE ASSETS, net of accumulated
  amortization of $308,364 in 1999
  and $113,607 in 1998 ...........................     1,444,429      1,639,186

OTHER ASSETS .....................................       467,509        294,941
                                                     -----------    -----------

                                                     $ 5,267,648    $ 4,977,644
                                                     ===========    ===========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable ...............................   $   149,163    $   142,821
  Accrued liabilities ............................       243,973        364,340
  Deferred revenue ...............................        36,106         33,882
  Current portion of notes and royalty payable ...        56,142         58,984
                                                     -----------    -----------

                Total current liabilities ........       485,384        600,027

NOTES PAYABLE, less current portion and net
  of discount of $215,334 in 1999 and
  $425,667 in 1998 ...............................     5,039,884      4,470,379

ROYALTY PAYABLE, less current portion and net
  of discount of $821,085 in 1999 and
  $888,130 in 1998 ...............................       427,162        432,915

OTHER LIABILITIES ................................          --           33,190

COMMITMENTS AND CONTINGENCIES ....................          --             --

STOCKHOLDERS' DEFICIT
  Preferred stock - undesignated; authorized,
     10,000,000 shares; issued and
     outstanding, none ...........................          --             --
  Common stock - $.001 par value; authorized,
     100,000,000 shares; issued and outstanding,
     8,471,350 shares ............................         8,471          8,471
  Additional paid-in capital .....................     5,532,907      5,532,907
  Accumulated deficit ............................    (6,226,160)    (6,100,245)
                                                     -----------    -----------
                                                        (684,782)      (558,867)
                                                     -----------    -----------

                                                     $ 5,267,648    $ 4,977,644
                                                     ===========    ===========

        The accompanying notes are an integral part of these statements


                     Sooner Holdings, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended December 31,


                                                         1999           1998
                                                     -----------    -----------

Revenues
  Rental revenues ................................   $   362,404    $   291,329
  Service revenues ...............................     1,570,029        748,115
                                                     -----------    -----------
                Total revenues ...................     1,932,433      1,039,444

Expenses
  Cost of services ...............................       752,723        517,292
  General and administrative .....................       551,662        318,757
  Depreciation and amortization
    of intangible assets .........................       295,987        199,325
                                                     -----------    -----------

                Total operating expenses .........     1,600,372      1,035,374

                Income from operations ...........       332,061          4,070

Other expense ....................................        32,274         57,972
Interest expense .................................       611,712        411,376
                                                     -----------    -----------
                                                         643,986        469,348
                                                     -----------    -----------

                Loss before income taxes
                  and extraordinary item .........      (311,925)      (465,278)

Income tax benefit - deferred ....................        70,000           --
                                                     -----------    -----------

                Loss before extraordinary item ...      (241,925)      (465,278)

Extraordinary gain on extinguishment of debt,
  net of income taxes of $70,000 .................       116,010           --
                                                     -----------    -----------

                NET LOSS .........................   $  (125,915)   $  (465,278)
                                                     ===========    ===========

Basic and diluted loss per common share

  Loss before extraordinary item .................   $      (.03)   $      (.06)
  Extraordinary gain .............................           .02           --
                                                     -----------    -----------

  Basic and diluted loss per common share ........   $      (.01)   $      (.06)
                                                     ===========    ===========

  Weighted average common shares outstanding .....     8,471,350      8,054,333
                                                     ===========    ===========

         The accompanying notes are an integral part of these statements


                     Sooner Holdings, Inc. and Subsidiaries
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                     Years ended December 31, 1999 and 1998


                                           Common stock          Additional      Total
                                    -------------------------     paid-in     Accumulated   stockholders'
                                       Shares        Amount       capital       deficit        deficit
                                    -----------   -----------   -----------   -----------    -----------
Balance at January 1, 1998 ......     7,471,350   $     7,471   $ 5,497,907   $(5,634,967)   $  (129,589)

Net loss ........................          --            --            --        (465,278)      (465,278)

Issuance of common stock (note K)     1,000,000         1,000        35,000          --           36,000
                                    -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1998 ....     8,471,350         8,471     5,532,907    (6,100,245)      (558,867)

Net loss ........................          --            --            --        (125,915)      (125,915)

Balance at December 31, 1999 ....     8,471,350   $     8,471   $ 5,532,907   $(6,226,160)   $  (684,782)
                                    ===========   ===========   ===========   ===========    ===========

         The accompanying notes are an integral part of these statements


                     Sooner Holdings, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,


                                                        1999           1998
                                                     -----------    -----------

Increase (Decrease) in Cash

Cash flows from operating activities
  Net loss .......................................   $  (125,915)   $  (465,278)
  Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation and amortization ..............       295,987        199,325
      Accretion of interest ......................       152,000         88,666
      Write-off of other assets ..................        27,315           --
      Loss on  disposition  of property
        and equipment ............................        16,817           --
      Extraordinary gain on extinguishment of debt      (186,010)          --
      Changes in assets and liabilities
        Accounts receivable ......................         2,476        (50,526)
        Other current assets and other assets ....       (88,751)       (74,998)
        Accounts payable .........................         6,342        (78,618)
        Accrued liabilities and other liabilities       (153,556)       252,846
        Deferred revenue .........................         2,224         31,049
                                                     -----------    -----------

          Net cash used in operating activities ..       (51,071)       (97,534)

Cash flows used in investing activities
  Purchase of property and equipment .............      (253,443)      (179,172)
  Increase in restricted cash ....................       (36,409)          --
                                                     -----------    -----------

          Net cash used in investing activities ..      (289,852)      (179,172)

Cash flows from financing activities
  Borrowings on notes payable ....................     3,265,111        817,783
  Repayments of notes payable ....................    (2,665,237)      (466,767)
  Royalty payments ...............................        (4,955)       (42,000)
  Loan financing fees ............................      (112,889)          --
                                                     -----------    -----------

          Net cash provided by
            financing activities .................       482,030        309,016
                                                     -----------    -----------

          NET INCREASE IN CASH ...................       141,107         32,310

Cash at beginning of year ........................        36,792          4,482
                                                     -----------    -----------

Cash at end of year ..............................   $   177,899    $    36,792
                                                     ===========    ===========

Cash paid for interest ...........................   $   532,254    $   272,814
                                                     ===========    ===========


Supplemental Disclosure of Noncash Investing and Financing Activities

Conversion of accrued liabilities to notes payable   $      --      $    71,344
                                                     ===========    ===========

During the year ended December 31, 1999, the Company had debt principal of approximately $329,000 and accrued interest of approximately $137,000 extinguished in exchange for the issuance of notes payable of $300,000 (note I).

During the year ended December 31, 1998, the Company purchased a business with the following liabilities assumed:

  Assets acquired                                                    $2,517,082
  Stock issued                                                           36,000
                                                                     ----------

               Liabilities assumed                                   $2,481,082
                                                                     ==========

         The accompanying notes are an integral part of these statements


                     Sooner Holdings, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE A - ORGANIZATION AND OPERATIONS

  Sooner Holdings, Inc. ("Sooner" or the "Company"), an Oklahoma corporation, through its subsidiaries, conducts business in two primary industries. Charlie O Business Park Incorporated ("Business Park") is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. New Directions Acquisition Corp. ("NDAC") is a subsidiary of the Company (see Note K) which operates a minimum security correctional facility. During 1998, management discontinued the operations of SD Properties, Inc. ("SDPI") and Charlie O Beverages, Inc. ("Beverage"), the effect of which was not material to consolidated operations. SDPI acted as a marketing representative for construction contractors to develop business opportunities for those contractors for a fee, which sometimes included a warranty coverage for mechanical contracting services. Beverage was engaged in the distribution of an in-home soda fountain appliance which prepared carbonated beverages.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a stockholders' deficit of $684,782, and has a working capital deficiency of $96,224 as of December 31, 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

  Correctional service revenues are recognized as services are provided. Revenues are earned based upon the number of housed offenders per day times the contract rate.

  3.      Cash and Cash Equivalents

  The Company considers money market accounts and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Restricted cash consists primarily of a certificate of deposit ("CD") pledged as collateral for a note payable.

  4.      Property and Equipment

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

  5.      Intangible Assets

  Intangible assets consist of contract rights which resulted from the business acquisition (see Note K). These rights are being amortized by the straight-line method over nine years. Amortization expense for the years ended December 31, 1999 and 1998 was $194,757 and $113,607, respectively.

  6.      Other Assets

  Other assets include unamortized loan commitment fees and investments in CDs, carried at cost, which approximates market value. The loan commitment fees are amortized using the straight-line method over the life of the loan, which does not differ materially from the effective interest method. The investment in CDs is pledged as collateral on a long-term note payable and is unavailable for current operations.

  7.      Discount on Notes and Royalty Payables

  Discounts on notes and royalty payables resulting from the business acquisition (see Note K) are amortized by the effective interest method over the term of the underlying obligation. Accretion of interest for the balloon note was $152,000 and $88,666 for the years ended December 31, 1999 and 1998, respectively.

  8.      Income Taxes

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

  9.      Fair Value of Financial Instruments

  The Company estimates the fair value of its monetary assets and liabilities based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. All of the Company's financial instruments are held for purposes other than trading. The Company believes that the carrying value of all of its monetary assets and liabilities approximates fair value as of December 31, 1999.

  10.     Loss Per Common Share

  Basic loss per share has been computed on the basis of weighted average common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as the Company has no outstanding dilutive potential common shares.

  11.     Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

  12.     Reclassifications

  Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

NOTE C - PROPERTY AND EQUIPMENT

  Property and equipment is comprised of the following as of December 31:

                                    Useful life      1999            1998
                                    -----------   -----------     ----------

    Land                                 -        $1,311,400      $1,311,400
    Buildings and improvements          2-40       2,132,251       1,897,988
    Machinery and equipment             5-12          55,471          95,192
    Vehicles                             5            51,281          42,531
                                                  ----------      ----------
                                                   3,550,403       3,347,111
      Less accumulated depreciation                  583,853         518,769
                                                  ----------      ----------

                                                  $2,966,550      $2,828,342
                                                  ==========      ==========

  Depreciation expense totaled $98,418 and $84,289 for the years ended December 31, 1999 and 1998, respectively.

NOTE D - OTHER ASSETS

  Other assets are comprised of the following as of December 31:

                                                     1999            1998
                                                  ----------      ----------

  Loan commitment fee                             $  112,889      $   27,941
  Certificates of deposit                            267,000         267,000
  Related party receivable                            87,620            --
                                                  ----------      ----------

                                                  $  467,509      $  294,941
                                                  ==========      ==========

  Amortization  expense  totaled  $2,812 and $1,500 for the years ended December
    31, 1999 and 1998, respectively.

NOTE E - NOTES PAYABLE

  Notes payable consist of the following at December 31:

                                                         1999           1998
                                                      ----------     ----------

     Installment note payable to bank, interest at
     bank's prime plus 3% per annum, guaranteed by
     a   stockholder,   officer,   and   director;
     collateralized  by  real  estate;   paid  off
     during 1999 as part of debt refinancing           $     --      $   922,556

     Notes  payable to related  parties,  interest
     ranging from 10% to 15% per annum, payable on
     demand     after     January     1,     2001;
     uncollateralized                                     914,946      1,074,042

     Oklahoma    Industrial    Finance   Authority
     ("OIFA")   loan,    variable   interest   and
     principal payments due monthly, guaranteed by
     a   stockholder,   officer,   and   director;
     collateralized  by real estate and equipment;
     paid  off   during   1999  as  part  of  debt
     refinancing                                             --          399,176

     Installment note payable to bank, interest at
     bank's prime plus 3% per annum, guaranteed by
     a   stockholder,   officer,   and   director;
     collateralized  by  real  estate;   paid  off
     during  1999 as part  of debt  refinancing              --          264,343

     Note   payable  to   individual,   no  stated
     interest rate, due on demand;  collateralized
     by real estate;  paid off during 1999 as part
     of debt refinancing                                     --          135,000

     Note  payable to bank,  payments  of interest
     only due  monthly,  interest at bank's  prime
     plus  .5%,   guaranteed  by  a   stockholder,
     officer, and director, uncollateralized; paid
     off during 1999 as part of debt refinancing             --           98,800

     Note  payable to bank,  payments  of interest
     only due quarterly, interest at bank's prime,
     guaranteed  by a  stockholder,  officer,  and
     director;  uncollateralized;  paid off during
     1999 as part of debt refinancing                        --           40,233

     Note  payable  to bank,  payable  in  monthly
     installments  of  $500,  interest  at  bank's
     prime    (7.75%)    plus   1%   per    annum;
     collateralized by inventory;  paid off during
     1999 as part of debt refinancing                        --            7,294

     Balloon  promissory  note  payable to related
     party,  10% stated  interest  per annum,  15%
     effective   interest   rate,   principal  and
     interest due June 1, 2001;  collateralized by
     a second  mortgage on land and building,  net
     of  discount  of  $215,334  and  $425,667  at
     December  31,  1999  and  1998,  respectively      1,115,666        905,333

     Note  payable to bank,  interest  at New York
     prime  plus  2%;  collateralized  by a  first
     mortgage on land, building,  and certificates
     of  deposit;  due April 20,  2000 (1)                551,777        584,170

     Other notes payable to banks,  interest rates
     ranging  from  9.5% to 9.75%,  principal  and
     interest due in January 1999;  collateralized
     by vehicle                                              --           54,029

     Revolving  line  of  credit  with  Bank  One,
     maximum  credit  limit of  $35,000,  interest
     payable  monthly at 3.25% over  bank's  prime
     rate,    principal    payable    May    2005;
     uncollateralized                                      10,000         35,342

     Installment  note payable,  interest at 8.8%,
     due August 1, 2009;  collateralized  by first
     mortgage on real estate                            2,493,795           -

     Note  payable to related  party,  interest at
     10%, due on demand                                     4,090          4,090
                                                       ----------     ----------
                                                        5,090,274      4,524,408
        Less current portion                               50,390         54,029
                                                       ----------     ----------

                                                       $5,039,884     $4,470,379
                                                       ==========     ==========

     (1) The Company has entered into an agreement with the bank to extend the due date. Current maturities are reflected herein.

  The Company extinguished a note payable to an individual of approximately $135,000 for less than the carrying amount. The transaction resulted in an extraordinary gain of approximately $10,000, net of an income tax expense of approximately $5,000.

   Aggregate future maturities of debt at December 31, 1999 are as follows:

        Year ending December 31
                2000                                            $   50,390
                2001                                             2,781,516
                2002                                                18,002
                2003                                                19,676
                2004                                                20,872
                Thereafter                                       2,415,152
                                                                ----------
                                                                 5,305,608
                Less amount representing discount on debt          215,334
                                                                ----------

                                                                $5,090,274
                                                                ==========

NOTE F - ROYALTY PAYABLE

  As a part of the business acquisition (see Note K), the Company assumed a royalty payable to an individual. The agreement calls for monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC. This agreement expires on April 30, 2017. Future minimum payments under this agreement total $1,254,000. A discount of $934,260 was imputed at the date of purchase by management using a 15% interest rate. Interest expense for the years ended December 31, 1999 and 1998 was approximately $67,000 and $28,000, respectively.

  Aggregate future principal maturities of royalty payable at December 31, 1999 are as follows:

        Year ending December 31
                2000                                $    5,752
                2001                                     6,677
                2002                                     7,750
                2003                                     8,996
                2004                                    10,442
                Thereafter                             393,297
                                                    ----------
                                                       432,914
                Less current portion                     5,752
                                                    ----------
                                                    $  427,162
                                                    ==========

NOTE G - STOCKHOLDERS' DEFICIT

  Preferred Stock
  ---------------

  The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series, and fix and determine the dividend rate, designations, preferences, privileges, and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of December 31, 1999.

  Employee Stock Option Plan
  --------------------------

  The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. No options have been granted under the 1995 Plan as of December 31, 1999.

NOTE H - INCOME TAXES

  The Company's effective income tax rate differed from the federal statutory rate of 34% as follows at December 31:

                                                         1999           1998
                                                      ----------     ----------

    Income taxes at federal statutory rate            $ (106,055)    $ (158,194)
    Change in valuation allowance, net of change
      in estimate of deferred tax liability               47,128        200,011
    Nondeductible expenses                                   373            970
    State income taxes at statutory rate                 (17,600)       (26,055)
    Other                                                  6,154        (16,732)
                                                      ----------     ----------

                 Total tax benefit                    $  (70,000)    $     --
                                                      ==========     ==========

  Components of deferred taxes are as follows at December 31:

                                                   1999                 1998
                                               -----------          -----------

    Assets

      Accounts receivable                      $     1,755          $      --
      Property and equipment                        26,751               59,482
      Inventories                                     --                 37,626
      Intangible assets                            189,505              160,126
      Tax loss carryforward                      1,710,286            1,661,588
      Valuation allowance                       (1,520,720)          (1,813,775)
                                               -----------          -----------
                                                   407,577              105,047

    Liabilities

      Royalty payable and accrued liabilities     (407,577)            (105,047)
                                               -----------          -----------

                  Total                        $      --            $      --
                                               ===========          ===========

  The valuation allowance decreased $293,055 and increased $200,011 for the years ended December 31, 1999 and 1998, respectively.

  A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Manage-ment believes it is more likely than not that the deferred tax asset will not be realized by future operating results.

  At December 31, 1999, the Company has net operating loss carryforwards for tax purposes of approximately $4,532,000 which will expire between 2003 and 2019.

NOTE I - RELATED PARTY TRANSACTIONS

  Aztore Holdings, Inc. and Affiliates
  ------------------------------------

  The Company had an advisory agreement with Aztore Holdings, Inc. and affiliates ("Aztore") wherein Aztore acts as the Company's financial advisor. Aztore received an annual fee equal to 5% of the Company's gross revenues, as defined in the advisory agreement. This agreement was terminated on January 1, 1999. Total fees of $52,267 were recorded pursuant to this agreement for the year ended December 31, 1998. Aztor owns approximately 12% of the Company's common stock.

  Employment Contract
  -------------------

  During 1998, the Company had an incentive compensation agreement with its president and chairman. Under the agreement, he earned a cash fee of 5% of the Company's gross revenues, payable on a quarterly basis. Total compensation of $52,267 was recorded pursuant to this agreement for the year ended December 31, 1998. This agreement was terminated on January 1, 1999.

  New Directions Centers of America LLC
  -------------------------------------

  As a part of the business acquisition (see Note K), the Company issued a note payable to New Directions Centers of America LLC ("NDLLC") which is owned partially (24%) by the Company's president and chairman.

  Management Agreement
  --------------------

  The management of the operation of its acquired facility is subcontracted to C&R Investments LLC ("CRI"). The owner of CRI owns approximately 3% of the Company's common stock. Fees paid to CRI under this management agreement totaled $60,000 and $35,000 for each of the years ended December 31, 1999 and 1998, respectively.

  Other Agreement
  ---------------

  During 1999, the Company contracted with a corporation owned by the son of a director to provide certain management services. Fees paid under this agreement totaled $36,000 for the year ended December 31, 1999.

  Related Party Obligations
  -------------------------

  The following  table reflects  amounts owed to related  parties as of December
  31:
                                        1999                      1998
                               -----------------------   -----------------------
                                             Accounts                  Accounts
                                 Notes     payable and     Notes     payable and
                                payable,     accrued      payable,     accrued
                                   net     liabilities       net     liabilities
                               ----------   ----------   ----------   ----------

    President and Chairman ..  $  614,946   $   89,106   $  730,042   $   46,862
    Aztore .................      300,000       10,811      314,217      110,719
    CRI ....................         --          5,456       29,783         --
    NDLLC ..................    1,115,666         --        905,333       58,333
    Talbot .................        4,090          818         --         83,452
                               ----------   ----------   ----------   ----------
    Total related party
      liabilities              $2,034,702   $  106,191   $1,979,375   $  299,366
                               ==========   ==========   ==========   ==========

  During 1999, the Company reached an agreement to restructure notes payable and accrued interest of approximately $450,000 to Aztore. In exchange for the notes payable and accrued interest, two new notes were issued for $120,000 and $180,000 bearing interest at 10%. The transaction resulted in an extraordinary gain of approximately $107,000, net of an income tax expense of approximately $64,000.

  The Company has an account receivable from NDLLC related to legal fees paid by the Company on behalf of NDLLC in defense of a lawsuit. The receivable balance at December 31, 1999 was $87,620.

  In addition, the president and chairman has personally guaranteed $551,777 of the Company's notes payable (see Note E).

NOTE J - LEASES

  The Company's subsidiary, Business Park, leases commercial business sites to several different entities. Minimum future rentals on noncancelable leases are as follows at December 31, 1999:

                2000                        $   432,958
                2001                            397,365
                2002                            298,713
                2003                            136,436
                2004                             43,002
                                            -----------

                                            $ 1,308,474
                                            ===========

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

  A summary of the purchase price at June 1, 1998 is as follows:

    Issuance of 1,000,000 shares of common stock valued
      at $.036 per share                                      $    36,000
    Issuance of balloon note payable (see Note E), net
      of discount of $456,000                                     875,000
    Assumption  of notes  payable  and other  liabilities       1,154,342
    Assumption  of royalty  payable,  net of
      discount of $934,260                                        451,740
                                                              -----------

                     Total purchase price                     $ 2,517,082
                                                              ===========

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

  The  following   summarized  pro  forma  unaudited   information  assumes  the
  acquisition had occurred on January 1, 1997:

                                           Year ended December 31,
                                         ----------------------------
                                            1998             1997
                                         -----------      -----------

    Revenues                             $ 1,286,572      $ 1,363,445
                                         ===========      ===========

    Net loss                             $  (649,102)     $  (475,255)
                                         ===========      ===========

    Loss per common share                $      (.08)     $      (.06)
                                         ===========      ===========

  The above amounts are based upon certain assumptions which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

NOTE L - COMMITMENTS AND CONTINGENCIES

  During 1998, a lawsuit was filed by Talbot (see Note I) against the Company related to the purchase of NDLLC and Horizon. On January 18, 2000, a tentative settlement was reached. The terms of the settlement include a payment of approximately $76,000 by the Company to Talbot during 2000 and a deferred payment of approximately $11,000 as consideration for dropping all claims against the Company.

  The Company is involved in certain other administrative proceedings arising in the normal course of business. In the opinion of management, such matters, including the lawsuit described above, will be resolved without material effect on the Company's results of operations or financial condition.

NOTE M - SEGMENT INFORMATION

  The Company operates in the following two segments: commercial leasing and correctional facility operation. Information concerning the Company's business segments is as follows as of and for the years ended December 31:

                                                   1999                 1998
                                               -----------          -----------

    Revenues
      Commercial leasing .............         $   362,404          $   291,329
      Correctional facility ..........           1,570,029              748,115
                                               -----------          -----------

                   Total .............         $ 1,932,433          $ 1,039,444
                                               ===========          ===========

    Segment profit (loss)
       Commercial leasing ............         $  (186,591)         $   (26,398)
       Correctional facility .........            (124,905)            (240,810)
       Corporate .....................                (429)            (198,070)
                                               -----------          -----------

                   Total .............         $  (311,925)         $  (465,278)
                                               ===========          ===========

    Identifiable assets
       Commercial leasing ............         $ 2,605,171          $ 2,309,596
       Correctional facility .........           2,553,501            2,662,992
       Corporate .....................             369,252              448,845
       Eliminations ..................            (260,276)            (443,789)
                                               -----------          -----------

                   Total .............         $ 5,267,648          $ 4,977,644
                                               ===========          ===========

    Depreciation and amortization
       Commercial leasing ............         $    62,574          $    48,454
       Correctional facility .........             233,413              134,204
       Corporate .....................                --                 16,667
                                               -----------          -----------

                   Total .............         $   295,987          $   199,325
                                               ===========          ===========

    Capital expenditures
       Commercial leasing ............         $   215,462          $   112,427
       Correctional facility .........              37,981               66,745
                                               -----------          -----------

                   Total .............         $   253,443          $   179,172
                                               ===========          ===========

    Interest expense
       Commercial leasing ............         $   212,980          $   187,103
       Correctional facility .........             345,098              176,683
       Corporate .....................              53,634               47,590
                                               -----------          -----------

                  Total .............          $   611,712          $   411,376
                                               ===========          ===========

  Identifiable assets are those assets used in the Company's operations in each area. Corporate income includes general and administrative costs and corporate assets consist primarily of cash and other current assets.

NOTE N - SIGNIFICANT CUSTOMERS

  The Company contracts with various governmental agencies to provide correctional services. The contracts generally specify for the Company to provide correctional services, including complete residential services. As of December 31, 1999 and 1998, the Company had one significant contract with the Oklahoma Department of Corrections. Compensation paid to the Company is based on a per-person, per-day basis. Revenues generated from this contract during 1999 and 1998 comprised 81% and 72% of total Company revenues, respectively. This contract is renewable annually.


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

        None.



                                    PART III
                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                      AND CONTROL PERSONS; COMPLIANCE WITH
                       SECTION 16(A) OF THE EXCHANGE ACT


Directors of Sooner Holdings, Inc.

        The current directors of the Company and their principal occupation are listed below. R.C. Cunningham III is the son of R.C. Cunningham II, the president and chairman. The following has been furnished to the Company by the respective nominees for director. The ownership amount and percent represents shares of the Company's common stock beneficially owned by each of them as of March 15, 2000:

                           Director                              Ownership (1)
      Name            Age   Since     Principal occupation      Amount   Percent
      ----            ---   -----     --------------------      ------   -------

R. C. Cunningham II    73  6/1/89     Chairman and President,
                                      Sooner Holdings, Inc.    4,717,413  55.69%

Michael S. Williams(2) 53  12/15/93   President, Aztore
                                      Holdings, Inc.
                                      (resigned 12/31/99)      1,006,256  11.88%

Ron Alexander, Sr.(3)  58  12/31/99   Vice President, New
                                      Direction Acquisition
                                      Corp.(apptd 12/31/99)      242,000   2.86%

R.C. Cunningham III    35  7/3/97     Mortgage broker             72,129    *

------------------
*     less than 1%

(1) The amount and percent of ownership is based on the total shares of co mmon stock outstanding of 8,471,350 shares as of March 15, 2000.

(2) Includes 384,809 shares owned by Aztore Holdings, Inc. ("Aztore") of which Mr. Williams is President and CEO (see further discussion under
     "Relationship with Aztore Holdings, Inc." under Item 12. Certain Relationships and Related Transactions).

(3) Include 242,000 shares owned by C&R Investments, LLC ("CRI") of which Mr. Alexander is President and sole owner (see further discussion under "Relationship with C&R Investments" under Item 12. Certain Relationships and Related Transactions).

Directors of the Subsidiaries

       Name         Age   Principal occupation    Subsidiary      Director since
       ----         ---   --------------------    ----------      --------------

R. C. Cunningham II  73   Chairman and President,
                          Sooner Holdings, Inc.    CO Park           6/1/89
                                                   NDAC              9/4/97

R. C. Cunningham III 35   Mortgage broker,
                          American  Mortgage
                          Bankers, Inc.            CO Park           7/3/97
                                                   NDAC              9/4/97

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

Ronnie M. Alexander, 58, became a director of the Company in 1999 and has been Director of Operations of NDAC since 1996. He was appointed Vice President of NDAC as of December 31, 1999. His employment background includes various sales positions, commercial real estate broker, and retail management positions. Mr. Alexander holds a degree from the University of Oklahoma.

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

        Name         Age                  Title                    Officer since
        ----         ---                  -----                    -------------

R. C. Cunningham II   73   CEO and President, Sooner Holdings, Inc.   6/1/88 *
                           CEO and President, Charlie O Business
                             Park Incorporated                       3/15/91 *
                           CEO and President, New Directions
                             Acquisition Corp.                        9/4/97 *

Ron Alexander, Sr.    58   Vice President, New Directions
                             Acquisition Corp.                        6/1/98

R. C. Cunningham III  35   Secretary, Sooner Holdings, Inc.           7/3/97
                           Treasurer, Sooner Holdings, Inc           3/31/98
                           Secretary and Treasurer, Charlie O
                             Business Park Incorporated               7/3/97
                           Secretary and Treasurer, New
                             Directions Acquisition Corp.             9/4/97 *

--------------------
*       Date of inception of the respective companies.

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

        Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during fiscal 1999 all the reporting persons complied with Section 16(a) filing requirements.


                        ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth all cash compensation paid by the Company to each of the executive officers of the Company whose aggregate cash compensation exceeds $60,000 and to all executive officers as a group for services rendered during the fiscal year ended December 31, 1999:

        Name            Primary capacity in which served*       Compensation (1)
        ----            ---------------------------------       ---------------


R. C. Cunningham II(2)  Chairman of the Board and President;
                        Sooner Holdings, Inc.                    $     -0-

R. C. Cunningham III    Secretary; Sooner Holdings, Inc          $     -0-

Ron Alexander, Sr.      Vice President, New Directions
                          Acquisition Corp.                      $     -0-


All Executive Officers as a Group (3 persons)                    $     -0-

-------------------------
* The executive officers may serve in other capacities with the Company and/or its subsidiaries (see Item 9. Executive Officers, Promoters and Control Persons)

(1) None of the executive officers of the Company received cash compensation in excess of $60,000. All cash is currently being used to permit the Company to operate as a going concern. The Board is authorized to reimburse officers and directors for actual expenses incurred and set compensation for officers as funds for such purpose become available.

(2) In December 1993, Mr. Cunningham entered into a new Incentive Compensation Agreement, which provides remuneration to Mr. Cunningham based only on the Company's revenue performance. Mr. Cunningham receives no base compensation and will receive a cash incentive fee of 5% of the Company's gross revenues, payable on a quarterly basis (see further discussion under "Relationship with R. C. Cunningham" under Item 12. Certain Relationships and Related Transactions). This agreement was terminated December 31, 1998.

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

Bonuses and Deferred Compensation

        No cash bonuses were paid by the Company to any executive officer during the year ended December 31, 1999. The Company did not have any deferred compensation plan or arrangement pursuant to which benefits, remuneration, value, or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any executive officer of the Company as of December 31, 1999.

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

Termination of Employment and Change of Control Arrangement

        During the year ended December 31, 1999, no officer, director, or principal shareholder of the Company either received or is to receive any remuneration as a result of either the termination of such person's employment whether by resignation, retirement, or otherwise; or a change of control of the Company or a change in such individual's responsibilities following a change in control of the Company.

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

----------------------
*       less than 1%

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

(3) Includes 384,809 shares owned by Aztor of which Mr. Williams is President and CEO (see further discussion under "Relationship with Aztore Holdings, Inc." under Item 12. Certain Relationships and Related Transactions).

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

        The following are transactions considered by the Company to be significant of disclosure pursuant to Regulation 228.404 of Regulation S-B. Any references to Notes refer to the Notes to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB (the "1999 10-KSB").

Relationship with Aztore Holdings, Inc. (formerly ShareData Inc.)

        In December 1993, the Company acquired SDPI in exchange for shares of common stock. ShareData was the majority shareholder of SDPI and received 887,753 shares or approximately 17% of the Company after the transaction.
ShareData emerged from Chapter 11 Bankruptcy on December 5, 1995 and was required to distribute the common stock it owns of the Company to its creditors. All shares were distributed accordingly except for 85,987 shares which could not be delivered to ShareData's creditors and became the property of ShareData. Aztore became the successor to ShareData. The Company has an Advisory Agreement with Aztore to act as the Company's financial advisor. Aztore receives an annual fee equal to 5% of the Company's gross revenues, as defined in the Advisory Agreement. This agreement was terminated December 31, 1998.

        In December 1996, Aztore accepted 358,822 shares of common stock in settlement of a $14,000 note payable plus accrued interest, or $.04 per share.

        During 1997, Aztore agreed to accept 260,000 shares of common stock of AuctionTelevision Network, Inc. ("ATVN") owned by the Company as consideration for payment of a $39,000 note payable, or $.15 per ATVN share.

        Effective November 1, 1999, the Company reached an agreement with Aztore and associated companies to restructure approximately $450,000 in notes payable and accrued interest. In exchange for the notes, the Company issued two notes for $120,000 and $180,000 bearing interest at 10%, with preferential liquidation terms. This transaction resulted in a non-cash gain to the Company of approximately $107,000, net of tax.

Relationship with R.C. Cunningham II

        In December 1993, the Company entered into an Incentive Compensation Agreement with Cunningham. This agreement provided remuneration to Cunningham based only on the Company's revenue performance. Cunningham received no base compensation, but would receive a cash incentive fee of 5% of the Company's gross revenues payable on a quarterly basis. Also, Cunningham has personally guaranteed $551,777 of the Company's notes payable. This agreement was terminated December 31, 1998.

Relationship with C&R Investments

        C&R Investments L.L.C. ("CRI"), is an Oklahoma City, Oklahoma-investment firm. Mr. Ron Alexander, Sr. has been the Vice President of New Directions Acquisition Corp. (the "Correction Business"), a subsidiary, since December 1999 and is the managing director for CRI. The management of the operation of NDAC is subcontracted to CRI. Fees paid to CRI under this management agreement totaled $60,000 for the year ended December 31, 1999. CRI owns approximately 3% of the Company's common stock.


                                    PART IV
                   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

   Item No.                    Description                            footnote
   --------                    -----------                            --------

3.1 thru 3.3     Articles of Incorporation, By-Laws and Amendments
                   thereto                                              (1)

10.1 thru 10.11  Material contracts                                     (1)

10.12            Option Agreement by and between Sooner Holdings,
                   Inc., New Directions Acquisition Corp., New
                   Direction Centers of America, L.L.C., and
                   Horizon Lodges of America, Inc. dated
                   September 9, 1997                                    (2)

10.13            Purchase and Sale Agreement dated May 7, 1998          (2)

10.15            Promissory Note between Sooner Holdings, Inc.
                   and Bulldog Investment Company, an Arizona
                   limited liability company                            Ex-1

10.16            Promissory Note between Sooner Holdings, Inc.
                   and Aztore Holdings, Inc., an Arizona corporation    Ex-2

10.17            Agreement Re: Debt Cancellation and Release of
                   Liability dated November 1, 1999 between Sooner
                   Holdings, Inc., Bulldog Investment Company, LLC,
                   and Aztore Holdings, Inc.                            Ex-3

16.1             Letter re: change in certifying accountant             (1)

16.2             Letter re: change in certifying accountant             (3)

16.3             Letter re: change in certifying accountant             (4)

19.1 thru 19.6   Other agreements                                       (1)

22.1             Subsidiaries of the registrant                         Ex-4

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


Reports on Form 8-K

        The Company has filed no reports on Form 8-K during the fourth quarter of 1999.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 13, 2000


                                                SOONER HOLDINGS, INC.
                                                ---------------------
                                                     (Registrant)


                                        By: R. C. Cunningham II
                                            -----------------------------
                                            R. C. Cunningham II

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

                Signature               Title                           Date
                ---------               -----                           ----


                                Chairman of the Board, Chief
R. C. Cunningham II             Executive Officer and President         4/13/00
------------------------
R. C. Cunningham II



R. C. Cunningham III            Secretary, Treasurer and Director       4/13/00
------------------------
R. C. Cunningham III



Ronnie M. alexander             Director                                4/13/00
------------------------
Ronnie M. Alexander