Form 10QSB
period 2000-03-31
SOONER HOLDINGS INC /OK/
filed 2000-05-15
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

     (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:      0-18344

                              SOONER HOLDINGS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Oklahoma                                              73-1275261
-------------------------------                              -------------------
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
                  YES          X     NO
                            -------         --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                  YES                NO
                         -------         --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,471,350 shares of common stock as of April 30, 2000.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet

                                   (unaudited)
                                                                     March 31,
                                                                       2000
                                                                    -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                          $ 78,632
    Restricted Cash                                                      44,823
    Accounts receivable                                                 154,099
    Other current assets                                                 28,365
                                                                    -----------
         Total current assets

Property and equipment, net                                           2,949,604
Intangible assets, net of accumulated amortization of $357,054        1,395,740
Other assets, net                                                       480,512
                                                                    -----------
                                                                     $5,131,775
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                   $134,995
    Accrued liabilities                                                 172,123
    Current portion of notes payable and royalty payable                137,217
    Deferred revenue                                                     19,485
                                                                   ------------
         Total current liabilities                                      463,820
                                                                   ------------

Notes payable, less current portion and net of discount
   of $174,149                                                        5,056,250

Royalty payable, less current portion and net of discount
   of $804,444                                                          425,586
Commitments and contingencies                                                 -

Shareholders' deficit:
    Preferred stock; undesignated, 10,000,000 shares authorized,
         no shares issued and outstanding                                     -
    Common stock; $.001 par value, 100,000,000 shares authorized,
         8,471,350 shares issued and outstanding                          8,471
    Additional paid-in-capital                                        5,532,907
    Accumulated deficit                                              (6,355,259)
                                                                   ------------
         Total shareholders' deficit                                   (813,881)
                                                                   ------------
                                                                     $5,131,775
                                                                   ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                    For the three months ended
                                                              March 31,
                                                     2000               1999
                                                -------------      -------------

Revenues:
    Rental revenues                               $  103,838         $   77,781
    Service revenues                                 341,383            389,337
                                                -------------      -------------
         Total revenues                              445,221            467,118
                                                -------------      -------------

Operating Expenses:
    Cost of Services                                 201,327            191,498
    General and administrative                       148,333             99,468
    Depreciation and amortization                     76,817             70,956
                                                -------------      -------------
         Total operating expenses                    426,477            361,922
                                                -------------      -------------

Income from operations                                18,744            105,196

Interest expense                                    (149,724)          (141,914)
Other income                                           1,881                940
                                                -------------      -------------
Net loss from continuing operations                 (129,099)           (35,778)

Loss from discontinued operations                                       (17,301)
                                                -------------      -------------

Net loss                                          $ (129,099)        $  (53,079)
                                                =============      =============

Basic and diluted loss per common share:
    Net loss from continuing operations           $    (0.02)        $    (0.01)
    Loss from discontinued operations                      -                  -
                                                =============      =============
Basic and diluted loss per common share           $    (0.02)        $    (0.01)
                                                =============      =============

Weighted average common shares outstanding         8,471,350          8,471,350
                                                =============      =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                    For the three months ended
                                                             March 31,
                                                       2000            1999
                                                   ------------    ------------
Cash flows from operating activities:
    Net loss                                         $(129,099)       $(53,079)
    Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
           Net loss from discontinued operations             -          17,301
           Accretion of interest                        41,194          49,642
           Depreciation and amortization                76,817          70,956
           Changes in assets and liabilities:
             Accounts receivable                       (19,436)        (42,913)
             Other current assets                       11,824          20,461
             Other assets                              (13,987)              -
             Accounts payable                          (14,168)        (52,271)
             Accrued liabilities                       (29,322)         (8,369)
             Deferred revenue                          (16,621)              -
                                                   ------------    ------------
           Net cash provided by (used in)
             operating activities                      (92,798)          1,728
                                                   ------------    ------------

Cash flows from investing activities:
    Increase in restricted cash                         (8,414)              -
    Purchases of property and equipment                (10,197)       (138,406)
                                                   ------------    ------------
           Net cash used in investing activities       (18,611)       (138,406)
                                                   ------------    ------------

Cash flows from financing activities:
    Repayments of notes payable                        (11,496)        (66,713)
    Borrowings on notes payable                         25,000         210,650
    Borrowings on notes payable to related parties           -               -
    Royalty payments                                    (1,362)        (18,000)
                                                   ------------    ------------
           Net cash provided by financing
             activities                                 12,142         125,937
                                                   ------------    ------------

Net increase in cash                                   (99,267)        (10,741)
Cash at beginning of year                              177,899          76,792
                                                   ------------    ------------

Cash at end of period                                  $78,632         $66,051
                                                   ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest           $94,110         $51,714
                                                   ============    ============



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

Non-cash transactions:

        In connection with settlement of the lawsuit discussed in Note 7, $71,910 was transferred from accrued liabilities to notes payable for the three months ended March 31, 2000.

                              SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 31, 2000

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

Basis of presentation
---------------------

        The unaudited consolidated financial statements presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999 (the "1999 Form 10-KSB"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly the consolidated financial position, results of operations, and changes in cash flow of the Company. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

Management plans
----------------

        For the fiscal year ending December 31, 1999, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying consolidated financial statements have been prepared contemplating continuation of the Company as a going concern. The Company has suffered recurring losses from operations, has a shareholders' deficit of $813,881 and has a working capital deficiency of $157,901 at March 31, 2000. In view of these matters, realization of a major portion of the Company's assets is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that its plans to revise the Company's operating and financial requirements, as described more fully in the 1999 Form 10-KSB, provide the Company the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

Principles of consolidation
---------------------------

        The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Sooner Holdings, Inc. and all majority owned subsidiaries. All significant intercompany transactions have been eliminated.

Reclassifications
-----------------

        Certain   reclassifications   have  been  made  to  the  1999  financial
statements to conform to the 2000 presentation.


NOTE 2 - Property and Equipment

        Property and equipment as of March 31, 2000 is comprised of the following:

  Land                                                             $ 1,311,400
  Buildings and improvements                                         2,141,435
  Machinery and equipment                                               56,485
  Vehicles                                                              51,281
                                                                  -------------
                                                                     3,560,601
  Less accumulated depreciation                                        610,997
                                                                  -------------

    Property and equipment, net                                    $ 2,949,604
                                                                  =============


NOTE 3 - OTHER ASSETS

        Other assets at March 31, 2000 is comprised of the following:

  Receivable from New Direction Centers of America, LLC              $ 101,607
  Loan commitment fee, less amortization of $3,201                     111,905
  Certificates of deposit                                              267,000
                                                                  =============
    Other assets, net                                                $ 480,512
                                                                  =============


NOTE 4 - NOTES PAYABLE

        Notes payable as of March 31, 2000 consists of the following:

Installment note payable, interest at 8.8%, due August 1, 2009;
  collateralized by first mortgage on real estate                   $2,489,968

Notes payable to president and CEO, interest at 10%, due after
  June 30, 2001.  Subordinate to first mortgage on correctional
  facility.                                                            614,944

Note payable to stockholder, interest at 10%.  Payable at
  $5,000 per month, including principal and interest.  Not
  collateralized.  Final payment due January 28, 2001.                  46,618

Notes payable to stockholders, interest at 10%, due
  concurrently with   balloon promissory note discussed
  below.  Not collateralized.                                          300,000

Revolving line of credit from Bank, interest at prime plus
  3.25%, currently 11.5%, matures May 5, 2005, collateralized
  by accounts receivable.                                               35,000

Balloon promissory note payable to related party (see Note 8),
  10% stated interest per annum, 15% effective interest rate, principal and interest due June 1, 2001; collateralized by a second mortgage on land and facility owned by the Company, net
  of discount of $174,141.                                           1,156,859

Note payable to bank, interest at New York prime plus 2%, due
  April 20, 2000, collateralized by a first mortgage on land and facility owned by the Company.  Renewed April 20, 2000
  until April 20, 2001.                                                544,108
                                                                 --------------
                                                                     5,187,497
Less current portion                                                   131,247
                                                                 ==============
        Notes payable                                               $5,056,250
                                                                 ==============

        In June 1999, the Company refinanced several notes payable that were due to mature. A single note payable to a bank bearing an 8.8% interest rate and maturing in June 2009 replaced these notes.

NOTE 5 - ROYALTY PAYABLE

        As part of a business acquisition, the Company assumed a royalty payable to an individual. The agreement calls for monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC. The agreement expires on April 30, 2017. Future minimum payments under this agreement total $1,336,000. A discount of $804,444 was imputed by management at March 31, 2000 using a 15% interest rate.

NOTE 6 - RELATED PARTIES

        The Company's related parties are more fully described in the 1999 Form 10-KSB. The following table reflects amounts owed to related parties at March 31, 2000:

                                                      Notes           Accrued
                                                     Payable        Liabilities
                                                 -------------     -------------

President and Chairman                               $614,944         $123,570
Other Significant Stockholders                        341,618           12,481
New Direction Centers of America, LLC               1,156,859                -
                                                 --------------    -------------

    Total related party liabilities                $2,113,421        $ 124,931
                                                 ==============    =============

        In addition, the president and chairman has personally guaranteed $544,108 of the Company's notes payable.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

        In February 1998, a lawsuit was filed by Talbot against the Company related to the purchase of NDLLC. On January 18, 2000, a settlement was reached. The terms of the settlement include a payment of $76,000 by NDAC. Part of the terms of the settlement included a lump sum payment of $20,000 and an installment note for $56,000 payable at $5,000 per month at 10%, which is included in notes payable at March 31, 2000..

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

        The assets acquired included $267,000 of Certificates of Deposit and the facility and equipment in which the business operates, which is zoned for use as a community correction center, valued at $450,000. Approximately $1,753,000 of the purchase price was allocated to contract rights acquired. The contract rights relate to an annually renewable contract with the Oklahoma Department of Corrections. This asset is being amortized over a nine-year period which is management's estimate of the expected life of the contract.

        The promissory note issued to New Directions bears interest of 10% per annum with principal and interest due in three years. Management has discounted the face value of the Note of $1,331,000 by $174,171 at March 31, 2000 using a 15% effective rate of interest.

NOTE 9 - SEGMENT INFORMATION

        The Company operates in the following two segments: commercial leasing and correctional facility operation. Information concerning the Company's business segments is as follows as of and for the years ended March 31:


                                                       March 31,       March 31,
                                                         2000            1999
                                                      ----------      ----------
Revenues
                            Commercial leasing       $   103,838     $   77,781
                            Correctional facility        341,383        389,337
                                                       ----------     ---------
                            Total                    $   445,221     $  467,118
                                                       =========      =========

Segment operations profit (loss)
                             Commercial leasing      $    21,617     $  (15,545)
                             Correctional facility       (74,655)       (12,817)
                             Corporate                   (76,061)        (7,417)
                                                       ---------       --------
                             Total                   $  (129,099)    $  (53,079)
                                                       =========      =========


Identifiable assets
                             Commercial leasing      $ 2,587,934    $ 2,438,484
                             Correctional facility     2,504,997      2,595,862
                             Corporate                    38,844            964
                                                       ---------      ---------
                             Total                   $ 5,131,775    $ 5,035,310
                                                       =========      =========

Depreciation and amortization
                             Commercial leasing      $    17,638    $    12,603
                             Correctional facility        59,179         58,353
                             Corporate                         -              -
                                                      ----------     ----------
                             Total                   $    76,817    $    70,956
                                                      ==========     ==========

Capital expenditures
                             Commercial leasing      $     9,184    $   130,102
                             Correctional facility         1,013          8,304
                                                      ----------     ----------
                             Total                   $    10,197    $   138,406
                                                      ==========     ==========

Interest expense
                             Commercial leasing      $    57,240    $    51,714
                             Correctional facility        79,859         83,885
                             Corporate                    12,625          6,315
                                                      ----------     ----------
                             Total                  $    149,724    $   141,914
                                                     ===========     ==========


        Identifiable assets are those assets used in the Company's operations in each area. Corporate income includes general and administrative costs and corporate assets consist primarily of cash and other current assets.

Item 2.  Management's Discussion and Analysis or Plan of Operation

        The following discussion should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. In addition, the discussion of the Company's expected Plan of Operation, included in the 1999 Form 10-KSB, is incorporated herein in its entirety as the discussion of the Plan of Operation as required by Item 303(a) of Regulation S-B.

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

The Community Correction Business

        The facility operated by NDAC is a non-secure residential facility for adult female offenders transitioning from institutional to independent living. Offenders are eligible for these programs based upon the type of offense committed and behavior while incarcerated in prison. Offenders generally spend the last six months of their sentence in a community corrections program. The goal and mission of NDAC's community corrections business is to reduce the likelihood of an inmate committing an offense after release by assisting in the reunification process with family and the community. Offenders must be employed, participate in substance abuse programs, submit to frequent random drug testing, and pay a predetermined percentage of their earnings to the government to offset the cost of the program. The Company supervises these activities and also provides life skills training, case management, home confinement supervision and family reunification programs at its facilities.

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

Liquidity and Capital Resources - March 31, 2000 (unaudited) compared to March 31, 1999 (unaudited).

        The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows reported deficiencies in working capital for the periods presented.

                                            March 31,              December 31,
                                       2000          1999         1999 (audited)
                                    ----------    -----------    ---------------

    Deficiency in working capital   $(157,901)     $(268,631)      $ (96,224)

        Although the Company's working capital is negative, the Company has been able to meet its obligations as a result of the financial support received from certain of the Company's related parties. Current working capital, which has been provided in the form of notes payable, has been primarily supplied by R.C. Cunningham II, the Company's chairman and president.

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

        In June 1999, the Company refinanced the debt on the Business Park. The debt was replaced by a single note in the amount of $2,500,000 payable to a bank with interest at 8.8% that matures in June 2009.

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

        The Company believes the operations of the community corrections business will be cash flow positive and be profitable and that the cash flow from the new business will be sufficient to service the debt payments under the mortgage payment on the facility. The Company also intends to continue the rehabilitation of the facility in order to bring the inmate occupancy up to 300 beds. In the event that cash flow is insufficient to satisfy the Company's needs, management believes that it can borrow any additional funds from its related parties to maintain its operations.

Results of Operations - The quarter ended March 31, 2000 compared to the quarter ended March 31, 1999

        The following table illustrates the Company's revenue mix:

                                        Quarter ended
                                           March 31,
                                -------------------------------
                                    2000              1999
                                -------------     -------------
  NDAC revenue                     $ 341,383         $ 389,337
  Business Park revenue              103,838            77,781
  Other revenue                            -                 -
                                -------------
                                                  =============
        Total revenue              $ 445,221         $ 467,118
                                =============     =============

        Correctional Facility revenues decreased by $47,954 or 12.3% during the first quarter of 2000 as compared to the same period in 1999. Certain political issues during the quarter not directly related to the Company served to reduce the occupancy of the facility for approximately 45 days. These issues have been resolved and, as of May 10, 2000, occupancy has increased above previous levels.

        During this legislative session, the Governor signed S.B. 1241, which requires all non-violent offenders due for release to serve at least 90 days in a halfway house facility such as is operated by the Company. Management believes this will increase and maintain occupancy at or near maximum levels for the forseeable future.

        Business Park revenues increased $26,057 (33.5%) during the first quarter of 2000 as compared to the same period in 1999. This increase is attributable to the renegotiated leases from one year leases to three to five year leases at an average increase of $.49 per square foot. At March 31, 2000 the Business Park was 89% occupied. The Company is aggressively marketing the property to increase the occupancy. The Company believes its long-term prospects will improve with longer leases and higher rates. Losses of tenants in the future could affect future operations and financial position because of the cost of new leasehold improvements and lower revenue due to any prolonged vacancy. There is no assurance the Company will return to its historically high occupancy rate.

        Total operating expenses for the three months ended March 31, 2000 were $349,110 as compared to total operating expenses for the comparable 1999 period of $290,966. The increase in the 2000 expenses was due primarily to the cost of bringing the Company current with its audits and filings. For the three months ended March 31, 2000, the NDAC subsidiary accounted for $278,809 or 80% of the total operating costs. The amortization of the NDAC intangible assets represents $48,689 of the total depreciation and amortization expense for the current period.

        Interest expense increased by $7,810 or 5.5% for the first quarter of 2000 as compared to the comparable period in 1999, primarily due to the NDAC subsidiary. The amortization of the royalty payable and the purchase note in connection with the NDAC acquisition represented $49,642 or 57% of this increase. In addition, the Company assumed approximately $1,000,000 in liabilities with the acquisition of the Correctional Business.

        Loss from discontinued operations for the March 1999 period relates to spin-off of the Company's subsidiary, Beverages.

        The Company recorded net loss in the first quarter 2000 of approximately $129,099 or less than $.02 per share, compared to a net loss in the first quarter 1999 of $53,079, or less than $.01 per share. This increase in losses was due primarily to the short-term reduction in occupancy at the Correctional Facility and expenses incurred in connection with bringing the Company current.

Capital Expenditures and Commitments

        During the first  quarter  ending  March 31,  2000,  the  Company  spent
approximately   $10,197  on  capital   expenditures,   primarily  for  leasehold
improvements at the Business Park.

        The  Company  expects  to  spend  an  additional   $60,000  for  capital
expenditures, primarily for leasehold improvements, on its Correctional Facility operations during the remainder of fiscal 2000.

Factors that May Affect Future Results

        A number of uncertainties exist that may affect the Company's future operating results. These include the uncertain general economic conditions, the ability of the Company to refinance its notes payable on satisfactory terms, and the Company's ability to acquire sufficient funding to sustain its operations and develop new businesses. A majority of these issues directly or indirectly relate to the Company's ability to sell additional equity or obtain additional debt at reasonable prices or rates, if at all.

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

        In February 1998, a lawsuit was filed by one of the owners of New Direction Centers of America, L.L.C. against the Company relating to the purchase of the community correctional business. On January 18, 2000, a settlement was reached which includes a payment of $76,000. Part of the terms of the settlement included a lump sum payment of $20,000 and an installment note for $56,000 payable at $5,000 per month at 10%.

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

Dated:  May 12, 2000                              SOONER HOLDINGS, INC.
                                                      (Registrant)
                                      By: /s/R. C. Cunningham II
                                      ------------------------------------------
                                      R. C. Cunningham II, President
                                      (Chairman of the Board)

                                      By: /s/M. T. Buxton, III
                                      ------------------------------------------
                                      M. T. Buxton, III
                                     (Chief Financial Officer)