Form 10QSB
period 2000-06-30
SOONER HOLDINGS INC /OK/
filed 2000-08-16
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000_

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number: 0-18344

                              SOONER HOLDINGS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Oklahoma                                            73-1275261
  -------------------------------                            -------------------
  (State or other jurisdiction of                               (IRS Employer
   incorporation or organization)                            Identification No.)

                      2534 W. I-40, Oklahoma City, OK 73108
                      -------------------------------------
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

                             YES             NO
                                 ---            ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,888,016 shares of common stock as of June 30, 2000.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                   (unaudited)

                                                                   June 30, 2000
                                                                   -------------

                                    ASSETS

Current assets:
    Cash and cash equivalents                                      $    284,363
    Restricted cash                                                      10,045
    Accounts receivable                                                 174,611
    Other current assets                                                 19,433
                                                                   ------------
         Total current assets                                           488,452

Property and equipment, net                                           3,076,218
Intangible assets, net of amortization of $405,743                    1,743,101
Other assets, net                                                       481,403
                                                                   ------------
                                                                   $  5,789,174
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Current notes payable                                          $    152,356
    Accounts payable                                                     98,227
    Accrued liabilities to related parties                              160,618
    Accrued liabilities                                                  69,145
    Current portion of notes and royalty payable                      1,760,550
    Deferred revenue                                                     20,335
                                                                   ------------
         Total current liabilities                                    2,261,231
                                                                   ------------

Notes payable, less current portion and net of
  discount of $132,860                                                3,483,324
Royalty payable, less current portion and net of
  discount of $787,803                                                  424,000

Redeemable common stock, $0.001 par value, 500,000 shares
  issued and                                                            446,000

Stockholders' deficit:
    Preferred stock; undesignated, authorized 10,000,000
      shares, no shares issued and outstanding                                -
    Common stock; $.001 par value, authorized 100,000,000
      shares, 16,888,016 shares issued and outstanding, less
      500,000 shares subject to repurchase                               16,388
    Additional paid-in-capital                                        5,999,990
    Accumulated deficit                                              (6,529,759)
    Related party receivables from stock purchase                      (312,000)
                                                                   ------------
                                                                   $  5,789,174
                                                                   ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                 For the quarter ended  For the six months ended
                                       June 30,                 June 30,
                                 2000         1999         2000         1999
                              ----------   ---------     ---------    ---------

Revenues:
  Service revenues            $ 428,091    $ 417,590     $ 769,474    $ 806,927
  Rental revenues               101,703       82,422       205,541      160,203
                              ---------    ---------     ---------    ---------
      Total revenues            529,794      500,012       975,015      967,130
                              ---------    ---------     ---------    ---------

Operating expenses:
  Cost of Service               217,265      190,110       418,592      392,762
  General and administrative    242,534      212,059       390,867      300,373
  Depreciation and
    amortization                 79,552       72,518       156,369      143,474
                              ---------    ---------     ---------    ---------
      Total operating expenses  539,351      474,687       965,828      836,609
                              ---------    ---------     ---------    ---------

Income (loss) from operations    (9,557)      25,325         9,187      130,521

Interest expense               (168,492)    (144,707)     (318,216)    (285,681)
Other income (expense)            3,549       15,000         5,430       15,000
                              ---------    ---------     ---------    ---------
Net loss from continuing
  operations                   (174,500)    (104,382)     (303,599)    (140,160)

Loss from discontinued
  operations                          -            -             -      (17,301)
                              ---------    ---------     ---------    ---------

Net loss                      $(174,500)   $(104,382)    $(303,599)   $(157,461)
                              =========    =========     =========    =========

Net loss per common share     $    (.01)   $    (.01)    $    (.03)   $    (.02)
                              =========    =========     =========    =========

Weighted average common
  shares outstanding         14,205,782    8,471,350    11,386,620    8,471,350
                             ==========    =========    ==========    =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                                             Common Stock   Common Stock                      Related Party    Total Accumulated
                                                Shares         Amount       Paid-In Capital    Receivables         Deficit
                                             ------------   ------------    ---------------   -------------    -----------------

Balance, January 1, 2000                       8,471,350        $ 8,471       $ 5,532,907                         $ (6,226,160)

Issuance of stock April 29, 2000               6,250,000          6,250           368,750      $ (312,000)                   -

Issuance of stock in partial satisfaction      1,666,666          1,667            98,333                                    -

Issuance of redeemable common stock              500,000              -                 -                                    -

Net loss for Period                                    -              -                 -                             (303,599)
                                              --------------------------------------------------------------------------------

Balance, June 30, 2000                        16,888,016        $16,388       $ 5,999,990      $ (312,000)        $ (6,529,759)
                                              ================================================================================






                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                        For the six months ended
                                                                June 30,
                                                           2000          1999
                                                        -----------  -----------

Cash flows from operating activities:
  Net loss                                              $ (303,599)  $ (157,461)
                                                        ----------   ----------
    Adjustments to reconcile net loss to net cash
      used in
        Loss from discontinued operations                        -       17,301
        Accretion of interest                               82,388      100,880
        Common stock issued for compensation                93,000            -
        Depreciation and amortization                      156,369      143,474
        Changes in assets and liabilities:
          Accounts receivable                              (39,948)     (55,700)
          Other current assets and other assets              4,871       19,453
          Accounts payable                                 (50,936)     (58,111)
          Accrued liabilities to related parties            45,564       27,422
          Accrued liabilities                              (27,419)     (45,403)
          Deferred revenue                                 (15,771)         125
                                                        ----------   ----------
        Net cash used in operating activities              (55,481)      (8,020)
                                                        ----------   ----------

Cash flows from investing activities:
  Change in restricted cash                                 26,364            -
  Purchases of property and equipment                     (146,717)    (218,574)
                                                        ----------   ----------
        Net cash used in investing activities             (120,353)    (218,574)
                                                        ----------   ----------
Cash flows from financing activities:
  Repayments of notes payable                              (24,985)  (1,982,539)
  Royalty payments                                          (2,717)     (36,000)
  Borrowings from related parties                          200,000            -
  Borrowings on notes payable                              110,000    2,510,000
  Repayments of notes payable to related parties                 -     (113,988)
                                                        ----------   ----------
        Net cash provided by financing activities          282,298      377,473
                                                        ----------   ----------

Net increase in cash                                       106,464      150,879
Cash at beginning of year                                  177,899       76,792
                                                        ----------   ----------
Cash at end of period                                   $  284,363   $  227,671
                                                        ==========   ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest              $  174,115   $  128,456
                                                        ==========   ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

Non-cash transactions:

        In connection with settlement of the lawsuit discussed in Note 7, $71,910 was transferred from accrued liabilities to notes payable for the six month period ended June 30, 2000.

        In connection with non-cash issuance of stock during the six month period ended June 30, 2000, the Company recorded:

               1. In exchange for 500,000 shares of stock: Intangible assets of $396,000, property of $20,000, compensation of $30,000, and Redeemable common stock of $446,000
               2. In exchange for 5,200,000 shares of stock: Notes receivable of $312,000.
               3. In exchange for 1,666,666 shares of stock: A reduction in stockholder debt of $100,000.
               4. In exchange for 1,050,000 shares of stock: Compensation expense of $63,000.































                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations
---------------------------

        Sooner Holdings, Inc., an Oklahoma corporation (the "Company"), operates primarily through three of its subsidiaries. New Directions Acquisition Corp.
(NDAC) owns and operates a minimum-security correctional facility in Oklahoma City, Oklahoma. Charlie O Business Park Incorporated (Business Park) is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. Sooner Communications, Inc., formed on April 24, 2000, is in engaged in providing enhanced services to the telecommunications industry.

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

Management plans
----------------

        For the fiscal year ending December 31, 1999, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying consolidated financial statements have been prepared contemplating continuation of the Company as a going concern. The Company has suffered recurring losses from operations, has a shareholders' deficit and a working capital deficiency of $ 1,772,779 at June 30, 2000. In view of these matters, realization of a major portion of the Company's assets is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that its plans to revise the Company's operating and financial requirements, as described more fully in the 1999 Form 10-KSB, provide the Company the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

Principles of consolidation
---------------------------

        The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Sooner Holdings, Inc. and all majority owned subsidiaries. All significant intercompany transactions have been eliminated.

Reclassifications
-----------------

        Certain reclassifications have been made to the interim 1999 financial statements to conform to the interim 2000 presentation.

NOTE 2 - Property and Equipment

        Property and equipment as of June 30, 2000 is comprised
        of the following:
  Land                                                              $ 1,311,400
  Buildings and improvements                                          2,165,974
  Machinery and equipment                                               158,729
  Vehicles                                                               80,968
                                                                    -----------
                                                                      3,717,071
  Less accumulated depreciation                                         640,853
                                                                    -----------
    Property and equipment, net                                     $ 3,076,218
                                                                    ===========

NOTE 3 - OTHER ASSETS

        Other assets at June 30, 2000 is comprised of
        the following:
  Rent Deposit                                                      $     1,190
  Receivable from New Direction Centers of America, LLC                 102,315
  Loan commitment fee, less amortization of $4,208                      110,898
  Certificates of deposit                                               267,000
                                                                    -----------
    Other assets, net                                               $   481,403
                                                                    ===========


NOTE 4 - NOTES PAYABLE

        Notes payable as of June 30, 2000 consists of the following:

Installment note payable, interest at 8.8%, due
  August 1, 2009; collateralized by first mortgage on
  real estate                                                       $ 2,487,570

Notes payable to president and CEO, interest at 10%,
  due after June 30, 2001. Subordinate to first mortgage
  on correctional facility.                                             714,944

Note payable to stockholder, interest at 10%.
  Payable at $5,000 per month, including principal and
  interest.  Not collateralized.  Final payment due
  January 28, 2001.                                                      32,357

Notes payable to stockholders, interest at 10%, due
  concurrently with balloon promissory note discussed
  below.  Not collateralized.                                           300,000

Revolving line of credit from Bank, interest at prime
  plus 3.25%, currently 11.5%, matures May 5, 2005,
  collateralized by accounts receivable.                                 35,000

Balloon promissory note payable to related party (see
  note 6), 10% stated interest per annum, 15% effective
  interest rate, principal and interest due June 1, 2001;
  collateralized by a second mortgage on land and facility
  owned by the Company, net of discount of $132,860.                  1,198,140

Note payable to bank, interest at 10%, due July 13, 2000.
  Secured by personal guarantee of major shareholder.                    85,000

Note payable to bank, interest at New York prime plus 2%,
  due April 20, 2000, collateralized by a first mortgage on
  land and facility owned by the Company.  Renewed April 20,
  2000 until April, 2001.                                               537,023
                                                                     ----------
                                                                      5,390,034
Less current portion and current notes                                1,906,710
                                                                     ----------
        Notes payable - Long Term                                    $3,483,324
                                                                     ==========

        In June 1999, the Company refinanced several notes payable that were due to mature. A single note payable to a bank bearing an 8.8% interest rate and maturing in June 2009 replaced these notes.

NOTE 5 - ROYALTY PAYABLE

        As part of a business acquisition, the Company assumed a royalty payable to an individual. The agreement calls for monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC. The agreement expires on April 30, 2017. Future minimum payments under this agreement total $1,218,000. Unamortized discount related to this agreement is $ 787,803 at June 30, 2000. Current portion of the royalty payable is $6,196.

NOTE 6 - RELATED PARTIES

        The Company's related parties are more fully described in the 1999 Form 10-KSB. The following table reflects amounts owed to related parties at June 30, 2000:

                                                      Notes           Accrued
                                                     Payable        Liabilities
                                                   ----------       -----------

President and Chairman                             $  714,944       $   140,686
Other Significant Stockholders                        332,357            19,932
New Direction Centers of America, LLC               1,198,140                 -
                                                   ----------       -----------

    Total related party liabilities                $2,245,441       $   160,618
                                                   ==========       ===========

        In addition, the president and chairman has personally guaranteed $629,108 of the Company's notes payable.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

        Legal Matters
        -------------

        In February 1998, a lawsuit was filed by a business associate against the Company related to the purchase of NDLLC. On January 18, 2000, a settlement was reached. The terms of the settlement include a payment of $76,000 by NDAC. Part of the terms of the settlement included a lump sum payment of $20,000 and an installment note for $56,000 payable at $5,000 per month at 10%, which is included in notes payable at June 30, 2000. The balance due as of the balance sheet date is $32,357.

        The Company is involved in certain other administrative proceedings arising in the normal course of business. In the opinion of management, such matters, including the lawsuit described above, will be resolved without material effect on the Company's results of operations or financial condition.

NOTE 8 - INCOME TAXES

        Due to ongoing losses, the Company's current tax liability is zero. The tax benefit resulting from losses in these financial statements is reduced due to increases in the valuation allowance.

NOTE 9 - STOCKHOLDERS' DEFICIT

        Redeemable Common Stock and Stock Repurchase Agreement
        ------------------------------------------------------

        Effective April 29, 2000, the Company entered into an agreement to acquire certain software, hardware, and services in exchange for 500,000 shares of the Company's restricted common stock. As of that date, the Company believed the value of the stock to be $0.06 per share, or $30,000, and the value of the put feature to be $416,000.

        Part of the agreement constitutes a put feature whereby, if the Company's stock does not trade at or above $1.00 per share during the twelfth month after the date of the contract, the stockholders have the option of requiring the Company to repurchase the stock at $1.00 per share.

        The stock has been recorded as redeemable common stock and excluded from stockholders' equity. If, in fact, the stock does trade within the contract range during the measurement period, the redeemable common stock will be reclassified as capital.

        Employee Stock Option Plan
        --------------------------

        The Company has a stock option plan ("2000 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 2000 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant.

        At a special meeting of the Board of Directors on June 21, 2000, the Company's President was awarded 600,000 options exercisable within three years at $0.333 per share, the market price on June 21, 2000.

NOTE 10 - SEGMENT INFORMATION

        The Company operates in the following three segments: commercial leasing, correctional facility operation, and the communications industry. Information concerning the Company's business segments is as follows for the six and three months ended June 30, respectively:

                                         Six Months       Quarter        Six Months       Quarter
                                          June 30,        June 30,        June 30,        June 30,
                                            2000            2000            1999            1999
                                         ----------      ---------       ---------        ---------

Revenues               Commercial        $  205,541      $ 101,703       $ 160,203        $  82,422
                       Communications             0              0               0               0
                       Correctional         769,474        428,091         806,927          417,590
                                         ----------      ---------       ---------        ---------
                       Total             $  975,015      $ 529,794       $ 967,130        $ 500,012
                                         ==========      =========       =========        =========

Segment operations
  profit (loss)        Commercial        $   25,669      $   4,052       $(118,997)      $  (64,981)
                       Communications       (83,635)       (83,635)              0                0
                       Correctional        (100,323)       (25,668)          6,419          (19,236)
                       Corporate           (145,310)       (69,249)        (27,582)         (20,165)
                                         ----------      ---------       ---------       ----------
                       Total             $ (303,599)     $(174,500)      $(140,160)      $ (104,382)
                                         ==========      =========       =========       ==========

Identifiable assets    Commercial        $2,596,665                     $2,502,440
                       Communications       497,394                              0
                       Correctional       2,495,365                      2,585,444
                       Corporate            199,750                        139,638
                                         ----------                     ----------
                       Total             $5,789,174                     $5,227,522
                                         ==========                     ==========

        Identifiable assets are those assets used in the Company's operations in each area. Corporate income includes general and administrative costs and corporate assets consist primarily of cash, receivables, and other current assets.


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

Plan of Operation

        Effective June 1, 1998, NDAC completed the acquisition of the assets and certain liabilities of New Directions related to the operation of a community correction business. NDAC runs a community correction center, commonly known as a halfway house, that currently has approximately 190 beds available but is licensed to provide up to 300 beds. NDAC operates under a contract with the Oklahoma Department of Corrections, which provides clients to NDAC.

        Effective April 24, 2000, the Company formed Sooner Communications, Inc. (Communications), a wholly owned subsidiary. Subsequent to the formation, the Company acquired the rights to CADEUM, which will provide a unified messaging solution to integrated communication providers.

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

The Real Estate Business

        Charlie O Business Park operates a multi-unit rental property for business and industrial tenants located in Oklahoma City, Oklahoma. Charlie O Business Park became an operating subsidiary upon its formation in November 1987 and is 100% owned by the Company.

The Communications Business

        On May 2, 2000, the Sooner Communications subsidiary purchased all the rights to, and will continue developing a product designated as "Cadeum." Two Oklahoma City engineers developed this platform. Cadeum combines computer-based hardware and software, developed specifically for telecommunications carriers. For instance, a customer of a telecommunications provider that offers Cadeum to its customers can access his e-mail by telephone and have it read to him by a synthetic voice. Cadeum will host other unified messaging products.

Business Strategy

        The  Company's  business  strategy  is  multi-faceted.   Each  facet  is
discussed below.

        Community Corrections Business

        The Company's business strategy is to become a leading developer and a manager of quality privatized community correction facilities, initially in Oklahoma and then expanding interstate. Management intends on seeking a larger community corrections business by expanding into other zoned facilities, either internally and through acquisitions. The Company intends on obtaining and maintains ACA accreditation for all of its facilities.

        The Company will operate each facility under its management. The Company will also either directly or through subcontractors, provide health care and food service. In the future, the facilities may offer special rehabilitation and educational programs, such as academic or vocational education, job and life skills training, counseling and work and recreational programs.

        Communications Business

        The strategy of Sooner Communications is to market Cadeum to telecommunication providers who will then market it to their existing customer base as well as new customers. The first phase of installation is to integrate Cadeum - which hosts Class 5 enhanced features - into a legacy, Class 4 switching environment.

        The Cadeum product is being Beta tested now within the network of a 20-year-old, regional, integrated telecommunications service provider.

        According to Ovum and Dataquest, the unified messaging segment of the telecommunications industry as a whole is expected to grow from approximately $272 million in 1999 to over $12.5 billion by 2004. The deregulation of the telecommunications industry has spawned a host of competitors vying for the public's telephone service. A regional telecommunications provider needs to distinguish itself from the competition by offering enhanced services. The Company believes that its Cadeum product, with its integration of telephony products, will provide this distinction.

        Real Estate Business

        Charlie O Business Park will continue to operate as a real estate lessor and property manager. As of June 30, 2000, the Park leased to 23 non-related lessees. Charlie O Business Park's property includes five separate buildings, covering approximately 126,500 square feet, located at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. Sooner Holdings and its Sooner Communications subsidiary currently operate out of approximately 2,200 square feet in the business park. Charlie O Business Park competes with other commercial lessors in the Oklahoma City market. Its occupancy, excluding that leased to Sooner Holdings and Sooner Communications, has averaged over 90% during both 1999 and 1998.

Liquidity and Capital Resources - June 30, 2000 (unaudited) compared to June 30, 1999 (unaudited)

        The Company has had severe liquidity problems for the last several years. The Company's liquidity is reflected in the table below, which shows comparative deficiencies in working capital.

                                                  June 30,         Dec. 31, 1999
                                             2000         1999       (audited)
                                             ----         ----       ---------

        Deficiency in working capital   $(1,772,779)   $ (32,350)   $ (344,852)
                                        ===========    =========    ==========

        Although the Company's working capital is negative, the Company has been able to meet its obligations as a result of the financial support received from certain of the Company's related parties. The Company's current working capital, which has been provided in the form of notes payable, has been primarily supplied by either the Company's chairman and president, or by Aztore Holdings, Inc. ("Aztore"). As of December 31, 1999, Aztore agreed to restructure a majority of its liabilities as part of the NDAC acquisition.

        The extreme decrease in working capital in the current quarter resulted from the contractual terms of certain notes payable. The Company would show a almost no change in working capital if not for the following items:

               1. The note due to New Direction Centers of America, LLC is due on June 1, 2001. In prior reporting, this note had been (and remains) a long-term debt. However, by its terms, it is due within one year of the date of this balance sheet. The amount in these statements is $1,198,140. This note is not in default.

               2. The mortgage payable on the correctional facility is intended by all parties to be a long-term obligation. However, by its terms, it is a one-year renewable note payable monthly. The most current due date is April 20, 2001. The amount in these statements is $537,023. This note is paid current and is not in default.

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


Results  of  Operations  - The  quarter  and six  months  ended  June  30,  2000
(unaudited)  compared  to the  quarter  and  six  months  ended  June  30,  1999
(unaudited)

        The following table illustrates the Company's revenue mix:

                                      Quarter ended        Six months ended
                                        June 30,                June 30,
                                   2000        1999        2000         1999
                                ---------   ---------    ---------    ---------

  Business Park revenue         $ 101,703   $  82,422    $ 205,541    $ 160,203
  NDAC revenue                    428,091     417,590      769,474      806,927
  Other revenue                         -           -            -            -
                                ---------   ---------    ---------    ---------
        Total revenue           $ 529,794   $ 500,012    $ 975,015    $ 967,130
                                =========   =========    =========    =========

        Total revenues for the quarter and six months ended June 30, 2000 increased by $31,812 (6%) and $7,885 (1%), respectively over the comparable periods in 1999.

        Business Park's revenues increased $19,281 (23%) and $45,338 (28%) for the quarter and six months ended June 30, 2000, compared to the same quarter and six month periods in 1999. This increase is attributable aggressive marketing of the park and significantly more favorable leases. At June 30, 2000 the Business Park was 90% occupied. Losses of tenants in the future could affect future operations and financial position due to the cost of new leasehold improvements to attract new tenants, increased leasing fees or lower rent revenue due to vacancy.

        Total operating expenses increased $57,630 (14%) and $116,324 (17%) for the quarter and six months ended June 30, 2000, compared to the same quarter and six-month periods in 1999. This increase is primarily $93,000 non-cash expense related issuance of stock as compensation during the current quarter. Depreciation increased slightly during the periods, primarily due to asset acquisitions.

        Interest expense increased by $23,785 (16%) and $32,535 (11%) for the quarter and six months ended June 30, 2000 as compared to the comparable periods in 1999, primarily due to the NDAC subsidiary and interest rates on debt.

        Loss from discontinued operations relates to the spin-off of the Company's subsidiary, Beverages.

        The Company recorded net loss for the quarter of $174,500 as compared to a net loss of $104,382 for the comparable 1999 period. This increase in net loss in 2000 is due primarily to the $93,000 non-cash compensation realized on the issuance of stock.

Capital Expenditures and Commitments

        During the six months ending June 30, 2000 and 1999, the Company acquired fixed assets of approximately $166,000 and $218,000 on capital expenditures. For the six months ended June 30, 2000, approximately $91,000 of these expenditures relate to the purchase of hardware for the communications subsidiary. NDAC spent $30,000 on the purchase of vans necessary for inmate transportation, and $11,000 on finishing out additional rooms to accommodate the increasing inmate population. CO Park spent approximately $25,000 on the tenant build out and other park improvements.

        The communications subsidiary acquired rights to certain software during the quarter. This software is capitalized at $396,000.

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



                                         SOONER HOLDINGS, INC.
                                         ---------------------------------------
                                         (Registrant)

Dated:  August 14, 2000
                                         /s/R. C. Cunningham, II
                                         ---------------------------------------
                                         By:  R. C. Cunningham, II, Chairman and
                                              President



                                         /s/M. T. Buxton, III
                                         ---------------------------------------
                                         By:  M. T. Buxton, III, Chief Financial