Form 10QSB
period 2000-12-31
SOONER HOLDINGS INC /OK/
filed 2001-02-14
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

     (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended      December 31, 2000
                                                   -----------------

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from               to
                                              ------------     --------------

Commission File Number:      0-18344
                             -------

                              SOONER HOLDINGS, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Oklahoma                                           73-1275261
------------------------------------                       ---------------------
  (State or other jurisdiction of                              (IRS Employer
   incorporation or organization)                            Identification No.)

                      2680 W. I-40, Oklahoma City, OK 73108
                -------------------------------------------------
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
                             YES X          NO
                                 ----           -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                             YES            NO
                                 ----           -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,888,016 shares of common stock as of February 1, 2001.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                   (unaudited)

                                                                    December 31,
                                                                        2000
                                                                    ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                       $   115,653
    Restricted Cash                                                       8,252
    Accounts receivable - net                                           182,458
    Other current assets                                                 47,577
                                                                     -----------
         Total current assets                                           353,940

Property and equipment, net                                           3,060,446
Intangible assets, net of accumulated amortization
  of $555,920                                                         1,594,560
Other assets, net                                                       477,432
                                                                     ===========
                                                                    $ 5,486,378
                                                                     ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Current notes payable                                           $    22,534
    Accounts payable                                                    127,327
    Accrued liabilities                                                 342,755
    Current portion of notes payable and royalty payable              1,802,232
    Deferred revenue                                                     26,335
                                                                     -----------
         Total current liabilities                                    2,321,183


Notes payable, less current portion and net of
  discount of $57,346                                                 3,482,693

Royalty payable, less current portion and net of
  discount of $754,521                                                  427,479

Redeemable Common Stock, 500,000 shares                                 481,500

Shareholders' deficit:
    Preferred stock; undesignated, 10,000,000
      shares authorized, no shares issued and
      outstanding                                                            -
    Common stock; $.001 par value, 100,000,000
      shares authorized, 16,888,016 shares issued
      and outstanding, less 500,000 shares of
      redeemable stock above                                             16,388
    Additional paid-in-capital                                        5,964,490
    Accumulated deficit                                              (6,955,355)
    Related party receivables from stock purchases                     (252,000)
                                                                     -----------

                                                                     $5,486,378
                                                                    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                      For the three months ended
                                                             December 31,
                                                       2000             1999
                                                    ---------         ---------

Revenues:
    Rental revenues                             $   104,748         $   108,822
    Service revenues                                509,855             366,098
                                                -------------      -------------
         Total revenues                             614,603             474,920
                                                -------------      -------------

Operating Expenses:
    Cost of Services                                198,948            144,443
    General and administrative                      361,831            201,448
    Depreciation and amortization                   109,576             76,564
                                                -------------      -------------
         Total operating expenses                   670,355            422,455
                                                -------------      -------------

Income from operations                              (55,752)            52,465

Interest expense                                   (155,017)          (182,131)
Other income (expense)                                2,954            (32,274)
                                                -------------      -------------
   Loss before income taxes and
     extraordinary item                             (207,815)         (161,940)

Income tax benefit - deferred                                           70,000
                                                -------------      -------------
    Income (loss) before extraordinary item         (207,815)          (91,940)

Extraordinary gain in extinguishments of debt,
  net of income taxes of $70,000                           -           101,010

                                                 ============      =============
Net (Loss) Income                               $   (207,815)       $    9,070
                                                =============      =============

Basic and diluted loss per common share           $    (0.01)       $     0.00
                                                =============      =============

Weighted average common shares outstanding        16,888,016         8,471,350
                                                =============      =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                      For the three months ended
                                                              December 31,
                                                           2000            1999
                                                          ---------    ---------
Cash flows from operating activities:
    Net loss                                             $(207,815)    $  9,070
    Adjustments to reconcile net income
      (loss) to net cash used
        in operating activities:
           Accretion of interest                            34,408       (3,353)
           Depreciation and amortization                   109,576       76,564
           Extraordinary gain on
             extinguishments of debt                            -      (171,010)
           Changes in assets and liabilities:
             Accounts receivable                           (25,421)      51,156
             Other current assets and other assets         (25,229)    (115,902)
             Accounts payable                               24,245       36,583
             Accrued liabilities                            55,551     (124,877)
             Deferred revenue                                2,000          624
                                                          ---------    ---------
           Net cash used in operating activities           (32,685)    (241,145)
                                                          ---------    ---------

Cash flows from investing activities:
    Increase (Decrease) in restricted cash                   3,246      (36,409)
    Purchases of property and equipment                    (20,940)      (8,023)
                                                          ---------    ---------
           Net cash used in investing activities           (17,694)     (44,432)
                                                          ---------    ---------

Cash flows from financing activities:
    Repayments of long term debt and royalty               (27,329)    (534,883)
    Borrowings on notes payable                                  -      755,111
    Net borrowings on line of credit                        17,534           -
                                                          ---------    ---------
           Net cash provided by (used in)
             financing activities                           (9,795)     220,228
                                                          ---------    ---------

Net decrease in cash                                       (60,174)     (65,349)
Cash at beginning of period                                175,827      243,248
                                                          ---------    ---------

Cash at end of period                                    $ 115,653     $177,899
                                                          =========    =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest             $  94,513     $297,228
                                                          =========    =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                December 31, 2000

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and operations
---------------------------

        Sooner Holdings, Inc., an Oklahoma corporation, operates primarily through three of its subsidiaries. New Directions Acquisition Corp. (NDAC) owns and operates a minimum security correctional facility in Oklahoma City, Oklahoma and Charlie O Business Park Incorporated (Business Park) is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. Sooner Communications, Inc. (Communications) supplies hardware and software solutions to independent telecommunications providers.

Basis of presentation
---------------------

        The unaudited consolidated financial statements presented herein have been prepared by us, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2000 (the "2000 Form 10-KSB"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly our consolidated financial position, results of operations, and changes in cash flow. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

Management plans
----------------

        For the fiscal year ending September 30, 2000, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying consolidated financial statements have been prepared contemplating our continuation as a going concern. We have suffered recurring losses from operations, have a shareholders' deficit of $1,226,477 and have a working capital deficiency of $1,967,243 at December 31, 2000. In view of these matters, realization of a major portion of our assets is dependent upon our ability to meet our financing requirements and the success of our future operations. We believe that our plans to revise our operating and financial requirements, as described more fully in the 2000 Form 10-KSB, provide us the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

Principles of consolidation
---------------------------

        The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Sooner Holdings, Inc. and all majority owned subsidiaries. All significant intercompany transactions have been eliminated.

Reclassifications
-----------------

        Certain reclassifications have been made to the fiscal year 2000 financial statements to conform to the 2001 presentation.


NOTE 2 - Property and Equipment

        Property and equipment as of December 31, 2000 is comprised of the following:

  Land                                                               $ 1,311,400
  Buildings and improvements                                           2,198,962
  Machinery and equipment                                                187,532
  Vehicles                                                                80,968
                                                                   -------------
                                                                       3,778,862
  Less accumulated depreciation                                          718,416
                                                                   -------------

    Property and equipment, net                                      $ 3,060,446
                                                                   =============


NOTE 3 - OTHER ASSETS

        Other assets at December 31, 2000 is comprised of the following:

  Receivable from New Direction Centers of America, LLC              $   101,615
  Loan commitment fee, less amortization of $6,260                       108,817
  Certificates of deposit                                                267,000
                                                                   =============
    Other assets, net                                                $   477,432
                                                                   =============


NOTE 4 - NOTES PAYABLE

        Notes payable as of December 31, 2000 consists of the following:

Installment note payable, interest at 8.8%,
  due August 1, 2009; collateralized by
  first mortgage on real estate                                        2,480,172

Notes payable to president and CEO, interest
  at 10%, due after December 31, 2001.
  Subordinate to first mortgage on correctional facility.                704,944

Note payable to stockholder, interest at 10%.
  Payable at $5,000 per month, including principal
  and interest.  Not collateralized.  Final payment
  due January 28, 2001.                                                    3,068

Notes payable to stockholders, interest at
  10%, due concurrently with balloon promissory
  note discussed below.  Not collateralized.                             300,000

Revolving line of credit from Bank, interest
  at prime plus 3.25%, currently 11.5%, matures
  May 5, 2005, collateralized by accounts receivable.                     22,534

Balloon promissory note payable to related party
  (see Note 8), 10% stated interest per annum,
  15% effective interest rate, principal and
  interest due June 1, 2001; collateralized
  by a second mortgage on land and facility
  owned by us, net of discount of $57,346.                             1,273,654

Note payable to bank, interest at New York
  prime plus 2%, currently 11.5%, collateralized
  by a first mortgage on land and facility owned
  by us. Due April 20, 2001.                                             523,087
                                                                  --------------
                                                                       5,307,459
Less classified as current notes payable                                  22,534
Less current portion                                                   1,802,232
                                                                  ==============
        Notes payable                                                $ 3,482,693
                                                                  ==============


NOTE 5 - ROYALTY PAYABLE

        As part of a business acquisition, we assumed a royalty payable to an individual. The agreement calls for monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC. The agreement expires on April 30, 2017. Future minimum payments under this agreement total $1,182,000. A discount of $754,521 was imputed by management at December 31, 2000 using a 15% interest rate. These financial statements contain an accrual as of September 30, 2000 for excess royalty due of $38,761.

NOTE 6 - RELATED PARTIES

        Our related parties are more fully described in the 2000 Form 10-KSB. The following table reflects amounts owed to related parties at December 31, 2000:

                                                       Notes           Accrued
                                                       Payable       Liabilities

President and Chairman                               $  704,944        $ 137,514
Other Significant Stockholders                          303,068           34,891
New Direction Centers of America, LLC                 1,273,654                -
                                                     ----------        ---------

    Total related party liabilities                  $2,281,666        $ 172,405
                                                     ==========        =========

        In addition, the president and chairman has personally guaranteed $545,621 of our notes payable.

MOTE 7 - COMMITMENTS AND CONTINGENCIES

        In February 1998, a lawsuit was filed by Talbot against us related to the purchase of NDCALLC. On January 18, 2000, a settlement was reached. The terms of the settlement include a payment of $76,000 by NDAC. Part of the terms of the settlement included a lump sum payment of $20,000 and an installment note for $56,000 payable at $5,000 per month at 10%, which is included in notes payable at December 31, 2000.

        We are involved in certain other administrative proceedings arising in the normal course of business. In the opinion of management, such matters, including the lawsuit described above, will be resolved without material effect on our results of operations or financial condition.

NOTE 8 - SEGMENT INFORMATION

        We  operate  in  the  following  three  segments:   commercial  leasing,
correctional facility operation, and communications. Information concerning our business segments is as follows as of and for the quarter ended December 31:

                                                     December 31,   December 31,
                                                        2000            1999
Revenues
                             Commercial leasing       $  104,748     $  108,822
                             Correctional facility       509,855        366,098
                                                       ---------       ---------

                             Total                    $  614,603     $  474,920
                                                       =========       =========

Segment operations profit (loss)

                             Commercial leasing       $  3,906       $    6,569
                             Correctional facility      (12,239)        (78,895)
                             Communications            (115,270)              -
                             Corporate                  (84,212)         81,396
                                                       ---------       ---------
                             Total                    $(207,815)     $    9,070
                                                       =========       =========

Identifiable assets

                             Commercial leasing       $2,591,731     $2,605,171
                             Correctional facility     2,400,206      2,553,501
                             Communications              452,763              -
                             Corporate                    40,359        369,252
                             Eliminations                      -       (260,276)
                                                      ----------      ----------

                             Total                    $5,485,059     $5,267,648
                                                      ==========      ==========

Depreciation and amortization

                             Commercial leasing       $   18,613     $   18,211
                             Correctional facility        62,421         58,353
                             Communications               28,327              -
                             Corporate                         -            215
                                                      ----------      ----------

                             Total                    $  109,576     $   76,564
                                                      ==========      ==========

Capital expenditures

                             Commercial leasing       $   12,721     $    4,768
                             Correctional facility         1,709          3,255
                             Communications                6,510               -
                             Corporate                         -               -
                                                      ----------      ----------
                             Total                    $   20,940     $    8,023
                                                      ==========      ==========

Interest expense

                             Commercial leasing       $   57,254      $   57,348
                             Correctional facility        82,828          95,055
                             Corporate                    14,935          29,728
                                                      ----------      ----------

                             Total                    $  155,017      $  182,131
                                                      ==========      ==========

        Identifiable assets are those assets used in our operations in each area. Corporate income includes general and administrative costs and corporate assets consist primarily of cash and other current assets.


Item 2.  Management's Discussion and Analysis or Plan of Operation

Introduction

        The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB report. In addition, the discussion of our expected Plan of Operation, included in the 2000 Form 10-KSB, is incorporated herein in its entirety as the discussion of the Plan of Operation as required by Item 303(a) of Regulation S-B.

Plan of Operation

        Effective June 1, 1998, NDAC completed the acquisition of the assets and certain liabilities of New Directions related to the operation of a community correction business. NDAC runs a community correction center, commonly known as a halfway house, that currently has approximately 207 beds available but is licensed to provide up to 300 beds. NDAC operates under a contract with the Oklahoma Department of Corrections, which provides clients to NDAC.

        Effective April 24, 2000, we formed Sooner Communications, Inc. (Communications), a wholly owned subsidiary. Subsequent to the formation, we acquired the rights to CADEUM, which will provide a unified messaging solution to integrated communication providers.

The Community Correction Business

        The facility operated by NDAC is a non-secure residential facility for adult male and female offenders transitioning from institutional to independent living. Offenders are eligible for these programs based upon the type of offense committed and behavior while incarcerated in prison. Offenders generally spend the last six months of their sentence in a community corrections program. The goal and mission of NDAC's community corrections business is to reduce the likelihood of an inmate committing an offense after release by assisting in the reunification process with family and the community. Offenders must be employed, participate in substance abuse programs, submit to frequent random drug testing, and pay a predetermined percentage of their earnings to the government to offset the cost of the program. We supervise these activities and also provide life skills training, case management, home confinement supervision and family reunification programs at our facilities.

        NDAC's facility has received accreditation from the American Correctional Association (the ACA), the governing body for accreditation. The ACA has 25 mandatory standards and 263 non-mandatory standards regarding staff working conditions and correctional facility living conditions. A community correction facility that is ACA accredited can take private clients as well as Federal clients.

The Real Estate Business

        Charlie O Business Park operates a multi-unit rental property for business and industrial tenants located in Oklahoma City, Oklahoma. Charlie O Business Park became an operating subsidiary upon its formation in November 1987 and is 100% owned by us.

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

Business Strategy

        Our business strategy is multi-faceted. Each facet is discussed below.

        Community Corrections Business

        Our business strategy is to become a leading developer and a manager of quality privatized community correction facilities, initially in Oklahoma and then expanding interstate. Management intends on seeking a larger community corrections business by expanding into other zoned facilities, either internally or through acquisitions. We intend on obtaining and maintaining ACA accreditation for all of our facilities.

        We will operate each facility under our management. We will also either directly or through subcontractors, provide health care and food service. In the future, the facilities may offer special rehabilitation and educational programs, such as academic or vocational education, job and life skills training, counseling and work and recreational programs.

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

        We expect the unified messaging segment of the telecommunications industry as a whole to grow from approximately $272 million in 1999 to over $12.5 billion by 2004. The deregulation of the telecommunications industry has spawned a host of competitors vying for the public's telephone service. A regional telecommunications provider needs to distinguish itself from the competition by offering enhanced services. We believe that our Cadeum product, with its integration of telephony products, will provide this distinction.

        Real Estate Business

        Charlie O Business Park will continue to operate as a real estate lessor and property manager. As of December 31, 2000, the Park leased to 24 non-related lessees. Charlie O Business Park's property includes five separate buildings, covering approximately 126,500 square feet, located at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. Sooner Holdings and its Communications subsidiary currently operate out of approximately 2,200 square feet in the business park. Charlie O Business Park competes with other commercial lessors in the Oklahoma City market. Its occupancy, excluding that leased to Sooner Holdings and Sooner Communications, has averaged over 90% during both 2000 and 1999.


Liquidity and Capital Resources - December 31, 2000 (unaudited) compared to December 31, 1999 (audited).

        We have had severe liquidity problems for the last several years. Our liquidity is reflected in the table below, which shows comparative deficiencies in working capital.

                                                         December 31,
                                                   2000                  1999
                                                   ----                  ----

        Deficiency in working capital          $ (1,967,243)          $ (96,224)
                                               =============       =============

        Although our working capital is negative, we have been able to meet our obligations as a result of the financial support received from certain of our related parties. Our current working capital, which has been provided in the form of notes payable, has been primarily supplied by either our chairman and president, or by Aztore Holdings, Inc. ("Aztore"). As of December 31, 1999, Aztore agreed to restructure a majority of its liabilities as part of the NDAC acquisition.

        The extreme decrease in working capital resulted from the contractual terms of certain notes payable. We would show working capital similar to the prior year if not for the following items:

               1. The note due to New Direction Centers of America, LLC is due on June 1, 2001. In prior reporting, this note had been a long-term debt. However, by its terms, it is due within one year of the date of this balance sheet. The amount in these statements is $1,273,654. This note is not in default.

               2. The mortgage payable on the correctional facility is intended by all parties to be a long-term obligation. However, by its terms, it is a one-year renewable note payable monthly. The most current due date is April 20, 2001. The amount in these statements is $523,087. This note is paid current and is not in default.

        Exclusive of funds required for debt repayment, we believe that we can borrow any additional funds from our related parties to maintain our operations, although there can be no assurance that such funds will be available when needed. In the event that we cannot refinance, or obtain forbearance on our current liabilities or on our long-term liabilities as they come due, we will undoubtedly face further severe liquidity problems which may lead to litigation, the inability to transact business, and/or foreclosure actions being initiated against a majority of our assets.

        In June 1999, we refinanced the debt on CO Park. The debt was replaced by a single note in the amount of $2,500,000 payable to a bank with interest at 8.8% that matures in June 2009.

        The operations of both the real estate business and the community corrections business generated positive cash flows from operations during the quarter ended December 31, 2000. The amounts were $20,819 and $49,215, respectively. We expect the communications business to begin generating revenue in the late second or third fiscal quarter of this year. We also intend to continue the rehabilitation of the correctional facility in order to bring the inmate occupancy up to 300 beds. In the event that cash flow is insufficient to satisfy our needs, we believe that we can borrow any additional funds from our related parties to maintain our operations.

Results of Operations - The quarter ended December 31, 2000 compared to the quarter ended December 31, 1999

        The following table illustrates our revenue mix:

                                        Quarter ended
                                         December 31,
                                -------------------------------
                                    2000              1999
                                -------------     -------------
  NDAC revenue                     $ 509,855         $ 366,098
  Business Park revenue              104,748           108,822
  Other revenue                            -                 -
                                -------------     -------------
        Total revenue              $ 614,603         $ 474,920
                                =============     =============

        Correctional Facility revenues increased by $143,757, or 39.3%, during the fourth calendar quarter of 2000 as compared to the same period in 1999. During the Spring 2000 legislative session, the Governor signed S.B. 1241, which requires all non-violent offenders due for release to serve at least 90 days in a halfway house facility such as is operated by us. Our increase in revenue is directly related to increased occupancy created by the legislation.

        Business Park revenues decreased $4,074 (3.7%) during the fourth calendar quarter of 2000 as compared to the same period in 1999. This decrease is attributable to the loss of one major tenant in July of 2000. The majority of the vacant space was again leased as of September 30, 2000. At December 31, 2000 the Business Park was over 95% occupied. We believe its long-term prospects will improve with longer leases and higher rates. Losses of tenants in the future could affect future operations and financial position because of the cost of new leasehold improvements and lower revenue due to any prolonged vacancy.

        Total operating expenses for the three months ended December 31, 2000 were $670,355 as compared to total operating expenses for the comparable 1999 period of $422,455. The increase in the 2000 expenses was due primarily to the operations of our Communications subsidiary, which spent $114,625 (17% of total operating costs) and had no revenue. For the three months ended December 31, 2000, the NDAC subsidiary accounted for $442,087 or 66% of the total operating costs. Increased security, counseling, and other operating costs resulted from the almost 40% increase in average inmate population. The amortization of the NDAC intangible assets represents $48,689 of the total depreciation and amortization expense for the current period.

        Interest expense decreased by $27,114, or 15%, for the three months ended December 31, 2000 as compared to the comparable period in 1999, primarily due to the refinancing of the related party notes in the fourth calendar quarter of 1999.

        We recorded net loss in the first fiscal quarter of 2001 of approximately $207,815 or approximately $.01 per share, compared to a net income in the comparable period of the prior year of $9,070, or less than $.01 per share. This increase in loss is represented by two items. First, the startup of our communications subsidiary and administrative expenses related to the development of the business. Second, the prior year period showed an extraordinary gain from restructuring of related party debts of $ 171,010.

Capital Expenditures and Commitments

        During  the  first   quarter   ending   December  31,  2000,   we  spent
approximately $20,940 on capital expenditures, primarily for improvements at the Business Park.

        We expect to spend an additional $60,000 for capital expenditures at our Correctional Facility operation during the remainder of fiscal 2001 to meet the increased demand for bed space resulting from the legislation discussed above.

Factors that May Affect Future Results

        A number of uncertainties exist that may affect our future operating results. These include the uncertain general economic conditions, our ability to refinance our notes payable on satisfactory terms, and our ability to acquire sufficient funding to sustain our operations and develop new businesses. A majority of these issues directly or indirectly relate to our ability to sell additional equity or obtain additional debt at reasonable prices or rates, if at all.

Forward-Looking Statements

        Certain statements and information contained in this Report concerning our future, proposed, and anticipated activities, certain trends with respect to our revenue, operating results, capital resources, and liquidity or with respect to the markets in which we compete and other statements contained in this Report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward-looking statements, by their very nature include risks and uncertainties, many of which are beyond our control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forward-looking statements.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

        We are not aware of any litigation either pending, asserted, unasserted or threatened to which we or any of our subsidiaries is a party or of which any of their property is the subject, except as follows:

        In February 1998, a lawsuit was filed by one of the owners of New Direction Centers of America, L.L.C. against us relating to the purchase of the community correctional business. On January 18, 2000, a settlement was reached which includes a payment of $76,000. Part of the terms of the settlement included a lump sum payment of $20,000 and an installment note for $56,000 payable at $5,000 per month at 10%.

        Our Business Park operation occasionally has disputes with tenants regarding its lease agreements. In our opinion, such matters will be resolved without material effect on our results of operations or financial condition.

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

Dated:  February 9, 2001                                  SOONER HOLDINGS, INC.
                                                              (Registrant)
                                             By:/s/R.C. Cunningham II
                                                --------------------------------
                                                 R. C. Cunningham II, President
                                                 (Chairman of the Board)

                                             By:/s/M.T. Buxton, III
                                                --------------------------------
                                                M. T. Buxton, III
                                                (Chief Financial Officer)