Form 10-Q
period 2001-03-31
SOONER HOLDINGS INC /OK/
filed 2001-05-15
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

     (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                                 --------------

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from            to
                                               ----------      ---------

Commission File Number:      0-18344
                             -------

                              SOONER HOLDINGS, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

            Oklahoma                                       73-1275261
   ------------------------------                       -----------------
  (State or other jurisdiction of                         (IRS Employer
   incorporation or organization)                       Identification No.)

                      2534 W. I-40, Oklahoma City, OK 73108
                     ---------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:                  (405) 236-8332
                                                                  -------------

        Check  whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X     NO
                       ----     ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                  YES         NO
                       ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,888,016 shares of common stock as of May 1, 2001.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                   (unaudited)

                                                                    March 31,
                                                                      2001
                                                                  -----------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                      $   75,651
    Restricted Cash                                                       390
    Accounts receivable - net                                         218,520
    Other current assets                                               58,811
                                                                   ----------
         Total current assets                                         353,372

Property and equipment, net                                         3,048,495
Intangible assets, net of accumulated amortization of $624,410      1,526,071
Other assets, net                                                     476,329
                                                                   ----------
                                                                   $5,404,267
                                                                   ==========
                   LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Current notes payable                                          $   35,000
    Accounts payable                                                   95,281
    Accrued liabilities                                               393,877
    Current portion of notes payable and royalty payable            1,344,551
    Deferred revenue                                                   24,385
                                                                   ----------
         Total current liabilities                                  1,893,094

Notes payable, less current portion and net
  of discount of $27,462                                            3,955,951

Royalty payable, less current portion and net
  of discount of $740,730                                             423,270

Redeemable Common Stock, 500,000 shares                               494,500

Shareholders' deficit:
    Preferred stock; undesignated, 10,000,000
      shares authorized, no shares issued and
      outstanding                                                           -
    Common stock; $.001 par value, 100,000,000
      shares authorized, 16,888,016 shares issued
      and outstanding, less 500,000 shares of
      redeemable stock above                                           16,388
    Additional paid-in-capital                                      5,951,490
    Accumulated deficit                                            (7,078,426)
    Related party receivables from stock purchases                   (252,000)
                                                                   ----------
                                                                   $5,404,267
                                                                   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                 For the three months ended         For the six months ended
                                                         March 31,                          March 31,
                                                     2001             2000            2001              2000
                                                 -----------       ---------      ----------        ----------

Revenues:
    Rental revenues                              $   114,393         103,838      $  219,141        $  212,660
    Service revenues                                 566,095         341,383       1,075,950           707,481
                                                 -----------       ---------      ----------        ----------

         Total revenues                              680,488         445,221       1,295,091           920,141
                                                 -----------       ---------      ----------        ----------

Operating Expenses:
    Cost of Services                                 217,468         201,327         416,416           345,770
    General and administrative                       329,439         148,333         691,270           349,781
    Depreciation and amortization                    111,407          76,817         220,983           153,381
                                                 -----------       ---------      ----------        ----------

         Total operating expenses                    658,314         426,477       1,328,669           848,932
                                                 -----------       ---------      ----------        ----------

Income (loss) from operations                         22,174          18,744         (33,578)           71,209

Interest expense                                    (149,303)        (149,724)        (304,320)        (331,855)
Other income (expense)
    Interest income                                    3,604           1,881           6,502             4,470
    Other income                                         454               -             510                 -
    Loss on disposal of subsidiary                         -               -               -           (16,817)
    Write off of deferred loan costs on
      refinancing                                          -               -               -           (18,046)
                                                 -----------       ---------      ----------        ----------

    Loss before income taxes and
     extradorinary item                            (123,071)        (129,099)        (330,886)        (291,039)

Income tax benefit - deferred                              -               -               -            70,000
                                                 -----------       ---------      ----------        ----------
    Income (loss) before extraordinary item        (123,071)        (129,099)        (330,886)        (221,039)


Extraordinary gain on extinguishments of debt,
net of income taxes of $70,000                           -                -                -           101,010
                                                 -----------       ---------      ----------        ----------

Net (Loss) Income                                $ (123,071)     $  (129,099)     $  (330,886)      $ (120,029)
                                                ============     ============      ===========       =========

Basic and diluted loss per common share          $    (0.01)     $     (0.02)     $     (0.02)      $    (0.01)
                                                ============     ============      ===========       =========
Weighted average common shares outstanding        16,888,016       8,471,350        16,888,016       8,471,350
                                                ============     ============      ============      =========




        The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                               For the six months ended
                                                                     March 31,
                                                                 2001            2000
                                                               ---------       ---------
Cash flows from operating activities:
    Net loss                                                   $(330,886)      $(120,029)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
           Accretion of interest                                  64,294          37,841
           Depreciation and amortization                         220,983         153,381
           Extraordinary gain on extinguishments of debt               -        (171,010)
           Changes in assets and liabilities:
             Accounts receivable                                 (69,528)         31,720
             Other current assets and other assets               (28,422)       (118,065)
             Accounts payable                                     (7,801)         22,415
             Accrued liabilities                                 106,676        (154,199)
             Deferred revenue                                         50         (15,997)
                                                               ---------       ---------
           Net cash used in operating activities                 (44,634)       (333,943)
                                                               ---------       ---------

Cash flows from investing activities:
    Increase (Decrease) in restricted cash                        11,108         (44,823)
    Purchases of property and equipment                          (50,805)        (18,220)
                                                               ---------       ---------
           Net cash used in investing activities                 (39,697)        (63,043)
                                                               ---------       ---------

Cash flows from financing activities:
    Repayments of long term debt and royalty                     (45,845)       (547,741)
    Borrowings on notes payable                                        -         755,111
    Net borrowings on line of credit                              30,000          25,000
                                                               ---------       ---------
           Net cash provided by (used in) financing activities   (15,845)        232,370
                                                               ---------       ---------


Net decrease in cash                                            (100,176)       (164,616)
Cash at beginning of period                                      175,827         243,248
                                                               ---------       ---------

Cash at end of period                                          $  75,651       $  78,632
                                                               =========       =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                   $ 187,787       $ 391,338
                                                               =========       =========


        The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                For the three and six months ended March 31, 2001

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

Management plans
----------------

        For the fiscal year ending September 30, 2000, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying consolidated financial statements have been prepared contemplating our continuation as a going concern. We have suffered recurring losses from operations, have a shareholders' deficit of $1,362,548 and have a working capital deficiency of $1,539.722 at March 31, 2001. In view of these matters, realization of a major portion of our assets is dependent upon our ability to meet our financing requirements and the success of our future operations. We believe that our plans to revise our operating and financial requirements, as described more fully in the 2000 Form 10-KSB, provide us the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

Principles of consolidation
---------------------------

        The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Sooner Holdings, Inc. and all majority owned subsidiaries. All significant intercompany transactions have been eliminated.

Reclassifications
-----------------

        Certain reclassifications have been made to the fiscal year 2000 financial statements to conform to the 2001 presentation.


NOTE 2 - Property and Equipment

        Property and equipment as of March 31, 2001 is comprised of the following:

  Land                                                         $ 1,311,400
  Buildings and improvements                                     2,217,746
  Machinery and equipment                                          198,613
  Vehicles                                                          80,968
                                                                ----------
                                                                 3,808,727
  Less accumulated depreciation                                    760,232
                                                                ----------
    Property and equipment, net                                $ 3,048,495
                                                                ==========

NOTE 3 - OTHER ASSETS

        Other assets at March 31, 2001 is comprised of the following:

  Receivable from New Direction Centers of America, LLC          $ 101,615
  Loan commitment fee, less amortization of $7,363                 107,714
  Certificates of deposit                                          267,000
                                                                  --------
    Other assets, net                                            $ 476,329
                                                                  ========


NOTE 4 - NOTES PAYABLE

        Notes payable as of March 31, 2001 consists of the following:

Installment note payable, interest at 8.8%,
  due August 1, 2009; collateralized by first
  mortgage on real estate.                                      $2,477,341

Notes payable to president and CEO, interest
  at 10%, due after March 31, 2002.  Subordinate
  to first mortgage on correctional facility.                      704,944

Notes payable to stockholders, interest at 10%,
  due concurrently with balloon promissory note
  discussed below.  Not collateralized.                            300,000

Revolving line of credit from Bank, interest at
  prime plus 3.25%, currently 11.5%, matures May 5,
  2005, collateralized by accounts receivable.                      35,000

Balloon promissory note payable to related party
  (see Note 6), 10% stated interest per annum, 15%
  effective interest rate, principal and interest
  due June 1, 2001; collateralized by a second
  mortgage on land and facility owned by us,
  net of discount of $27,462.                                    1,303,538

Note payable to bank, interest at New York prime
  plus 2%, currently 11.5%, collateralized by a
  first mortgage on land and facility owned by us.
  Due April 20, 2002.                                              514,679
                                                                 ---------
                                                                 5,335,502
Less classified as current notes payable                            35,000
Less current portion                                             1,344,551
                                                                 ---------
        Notes payable                                           $3,955,951
                                                                 =========

NOTE 5 - ROYALTY PAYABLE

        As part of a business acquisition, we assumed a royalty payable to an individual. The agreement calls for monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC. The agreement expires on April 30, 2017. Future minimum payments under this agreement total $1,164,000. A discount of $740,730 was imputed by management at March 31, 2001 using a 15% interest rate. These financial statements contain an accrual as of September 30, 2000 for excess royalty due of $38,761.

NOTE 6 - RELATED PARTIES

        Our related parties are more fully described in the 2000 Form 10-KSB. The following table reflects amounts owed to related parties at March 31, 2001:

                                                       Notes      Accrued
                                                      Payable   Liabilities
                                                    ---------   -----------

President and Chairman                              $  704,944  $  153,881
Other Significant Stockholders                         300,000      42,513
New Direction Centers of America, LLC                1,303,538           -
                                                    ----------   ----------
    Total related party liabilities                 $2,308,482  $  196,394
                                                    ==========   ==========

        In addition, the president and chairman has personally guaranteed $545,621 of our notes payable.

note 7 - COMMITMENTS AND CONTINGENCIES

        In February 1998, a lawsuit was filed by a former affiliate against us related to the purchase of New Direction Centers of America, LLC (NDCA, LLC). On January 18, 2000, a settlement was reached. The terms of the settlement include a payment of $76,000 by NDAC. Part of the terms of the settlement included a lump sum payment of $20,000 and an installment note for $56,000 payable at $5,000 per month at 10%, which was included in notes payable at December 31, 2000. As of March 31, 2001, this note has been liquidated.

        We are involved in certain other administrative proceedings arising in the normal course of business. In the opinion of management, such matters, including the lawsuit described above, will be resolved without material effect on our results of operations or financial condition.

NOTE 8 - SEGMENT INFORMATION

        We operate in the following three segments: commercial leasing, correctional facility operation, and communications. Information concerning our business segments is as follows as of and for the three and six months ended March 31, 2001:


                                      Quarter      Quarter       Six months    Six months
                                      ended         ended          ended         Ended
                                     March 31,     March 31,      March 31,     March 31,
                                       2001         2000           2001          2000
                                    -----------------------------------------------------
Revenues
           Commercial leasing      $  114,393     $   103,838   $   219,141    $  212,660
           Correctional               566,095         341,383     1,075,950       707,481
                                    -----------------------------------------------------
           Total                   $  680,488     $   445,221   $ 1,295,091    $  920,141
                                    =====================================================

Segment operations profit
           Commercial leasing      $   17,750     $   21,617    $   21,656     $   28,186
           Correctional                (4,003)       (74,655)      (16,242)      (153,550)
           Communications            (106,514)             -      (221,784)             -
           Corporate                  (30,304)       (76,061)   $ (114,516)         5,335
                                    -----------------------------------------------------
           Total                   $ (123,071)    $ (129,099)   $ (330,886)    $ (120,029)
                                    =====================================================

Identifiable assets
           Commercial leasing      $2,589,092     $2,587,934    $2,589,092     $2,587,934
           Correctional             2,369,032      2,504,997     2,369,032      2,504,997
           Communications             426,347              -       426,347              -
           Corporate                   19,796         38,844        19,796         38,844
                                    -----------------------------------------------------
           Total                   $5,404,267     $5,131,775    $5,404,267     $5,131,775
                                    =====================================================

Depreciation and amortization
           Commercial leasing      $   19,994     $   17,638    $   38,607     $   35,849
           Correctional                62,871         59,179       125,292        117,532
           Communications              28,327              -        56,654              -
           Corporate                      215              -           430              -
                                    -----------------------------------------------------
           Total                   $  111,407     $   76,817    $  220,983     $  153,381
                                    =====================================================
Capital expenditures
           Commercial leasing      $   18,784     $    9,184    $   31,505     $   13,952
           Correctional                11,081          1,013        12,790          4,268
           Communications                   -              -         6,510              -
           Corporate                        -              -             -              -
                                    -----------------------------------------------------
           Total                   $   29,865     $   10,197    $   50,805     $   18,220
                                    =====================================================
Interest expense
           Commercial leasing      $   54,606     $   57,240    $  111,860     $  114,588
           Correctional                79,194         79,859       162,022        174,914
           Corporate                   15,503         12,625        30,438         42,353
                                    -----------------------------------------------------
           Total                   $  149,303     $  149,724    $  304,320     $  331,855
                                    =====================================================

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

Plan of Operation

        Effective June 1, 1998, NDAC completed the acquisition of the assets and certain liabilities of NDCA, LLC related to the operation of a community correction business. NDAC runs a community correction center, commonly known as a halfway house, that currently has approximately 207 beds available but is licensed to provide up to 300 beds. NDAC operates under a contract with the Oklahoma Department of Corrections, which provides clients to NDAC.

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

The Communications Business

        On May 2, 2000 the Sooner Communications subsidiary purchased all the rights to, a computer based platform called Cadeum. Cadeum will host computer-based telephony products that are being developed specifically for telecommunication providers. Upon completion Sooner plans to market these products on a wholesale level to telecommunication carriers. Sooner has been beta testing Cadeum with a large Texas based regional telecommunication provider. The initial product being tested is a full feature call answering system that will be used to assist in attracting small and medium business to their local product offering. We will continue to run beta testing on this product over the next several months. The product should be ready for mass marketing to this telecommunication provider's customer base by mid summer. Negotiations are under way for the Sooner Communications division sales staff to start offering traditional dedicated long distance services on a retail basis. We fully expect that an agreement will be consumated with at least one or more Oklahoma telecommunication companies that will allow Sooner Communications to offer their product lines on a cost reduced retail basis.

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

        Real Estate Business

        Charlie O Business Park will continue to operate as a real estate lessor and property manager. As of March 31, 2001, the Park leased to 26 non-related lessees. Charlie O Business Park's property includes five separate buildings, covering approximately 126,500 square feet, located at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. Sooner Holdings and its Communications subsidiary currently operate out of approximately 2,200 square feet in the business park. Charlie O Business Park competes with other commercial lessors in the Oklahoma City market. Its occupancy, excluding that leased to Sooner Holdings and Sooner Communications, has averaged over 90% during both 2000 and 1999.


Liquidity and Capital Resources - March 31, 2001 compared to March 31, 2000.

        We have had severe liquidity problems for the last several years. Our liquidity is reflected in the table below, which shows comparative deficiencies in working capital.

                                                      March 31,
                                               2001                 2000
                                           -----------           ----------

        Deficiency in working capital     $ (1,539,722)         $ (157,901)
                                           ===========           ==========

        Although our working capital is negative, we have been able to meet our obligations as a result of the financial support received from certain of our related parties. Our current working capital, which has been provided in the form of notes payable, has been primarily supplied by either our chairman and president, or by Aztore Holdings, Inc. ("Aztore"). As of December 31, 1999, Aztore agreed to restructure a majority of its liabilities as part of the NDAC, LLC acquisition.

        The extreme decrease in working capital resulted from the contractual terms of notes payable. We would show working capital similar to the prior year if not for the note due to New Direction Centers of America, LLC, which is due on June 1, 2001. As of March 31, 2000, this note was reported as long-term debt. However, by its terms, it is due within one year of the date of this balance sheet, and therefore is classified as current. The amount in these statements is $1,303,538. As of the date of this filing, we are in the final stages of refinancing a majority of the debt owed by NDCA. This note is not in default.

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

        The operations of both the real estate business and the community corrections business generated positive cash flows from operations during the three and six months ended March 31, 2001. The amounts were, respectively, $20,589 and $41,408 for the real estate business, and $64,332 and $113,547 for the community corrections business. We expect the communications business to begin generating revenue in the third fiscal quarter of this year. We also intend to continue the rehabilitation of the correctional facility in order to bring the inmate occupancy up to 300 beds. In the event that cash flow is insufficient to satisfy our needs, we believe that we can borrow any additional funds from our related parties to maintain our operations.


Results of Operations - The three and six months ended March 31, 2001 compared to the same periods ended March 31, 2000

        The following table illustrates our revenue mix:

                                 Three months ended         Six months ended
                                      March 31,               December 31,
                                 2001        2000            2001         2000
                               --------     --------      ----------   ---------
  NDAC revenue                $ 566,095    $ 341,383     $ 1,075,950   $ 707,481
  Business Park revenue         114,393      103,838         219,141     212,660
  Other revenue                       -            -               -           -
                               --------     --------      ----------   ---------
        Total revenue         $ 680,488    $ 445,221     $ 1,295,091   $ 920,141
                               ========     ========      ==========   =========

        Correctional Facility revenues for the three and six months ended March 31, 2001 increased by $224,712 (65.8%) and $368,469 (52.1%), respectively. as compared to the same periods in fiscal year 2000. During the Spring 2000 legislative session, the Governor signed S.B. 1241, which requires all non-violent offenders due for release to serve at least 90 days in a halfway house facility such as is operated by us. Our increase in revenue is directly related to increased occupancy created by the legislation.

        Business Park revenues increased $10,555 (10.2%) and $6,481 (3.0%) during the three and six months ended March 31, 2001, as compared to the same periods in fiscal year 1999. These increases are attributable to the leasing of space vacated by one major tenant in July of 2000 and the ongoing program of longer leases and an increase average rental rates for space. The majority of the vacant space was again leased as of September 30, 2000. At March 31, 2001 the Business Park was over 98% occupied. We believe its long-term prospects will improve with longer leases and higher rates. Losses of tenants in the future could affect future operations and financial position because of the cost of new leasehold improvements and lower revenue due to any prolonged vacancy.

        Total operating expenses for the three and six months ended March 31, 2001 were $658,314 and $1,328,669, respectively, compared to total operating expenses for the comparable fiscal 2000 periods of $426,477 and $848,932. The increase in the 2001 expenses was due primarily to the operations of our Communications subsidiary, which spent $107,162 and $221,787 (16.3% and 16.7% of total operating costs) and had no revenue. For the three and six months ended March 31, 2001, the NDAC subsidiary accounted for $488,790 (74.3%) and $930,877 (70.0%) of the total operating costs, respectively. Increased security, counseling, and other operating costs resulted from the almost 40% increase in average inmate population. The amortization of the NDAC intangible assets represents $48,689 and $97,378 of the total depreciation and amortization expense for the three and six months ended March 31, 2001.

        Interest expense decreased by $421 (0.0%) and 27,535 (8.3%) for the three and six months ended March 31, 2001, respectively, as compared to the comparable periods in fiscal 2000, primarily due to the refinancing of the related party notes in the fourth calendar quarter of 1999.

        We recorded net loss for the three and six months ended March 31, 2001 of approximately $123,071 and 330,886 or approximately $0.01 and $0.02 per share, respectively, compared to net losses in the comparable periods of the prior year of $129,099 and $120,029, or approximately $0.02 and $0.01 per share, respectively. The increases in losses are represented by two items. First, the startup of our communications subsidiary and administrative expenses related to the development of the business during fiscal 2001 which was not present in the comparable periods of fiscal 2000. Second, the prior year six month period showed an extraordinary gain from restructuring of related party debts of $ 171,010 in the first fiscal quarter.

Capital Expenditures and Commitments

        During the three and six months ending March 31, 2001, we spent approximately $29,900 and $50,800. respectively; on capital expenditures, primarily for improvements at the Business Park.

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

        In February 1998, a lawsuit was filed by one of the owners of New Direction Centers of America, L.L.C. against us relating to the purchase of the community correctional business. On January 18, 2000, a settlement was reached which includes a payment of $76,000. Part of the terms of the settlement included a lump sum payment of $20,000 and an installment note for $56,000 payable at $5,000 per month at 10%. This debt was liquidated during the second quarter 2001.

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

Dated:  May 8, 2001                             SOONER HOLDINGS, INC.
                                                    (Registrant)

                                        By: /s/R. C. Cunningham II, President
                                            ---------------------------------
                                            R. C. Cunningham II, President
                                            (Chairman of the Board)

                                        By: /s/M. T. Buxton, III
                                            ---------------------------------
                                            M. T. Buxton, III
                                            (Chief Financial Officer)