Form 10QSB
period 2001-06-30
SOONER HOLDINGS INC /OK/
filed 2001-08-20
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

     (Mark  one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

Commission  File  Number:     0-18344
                         ----------------

                              SOONER HOLDINGS, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

             Oklahoma                                           73-1275261
             --------                                           ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                      2534 W. I-40, Oklahoma City, OK 73108
                    ----------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,888,016 shares of common stock as of August 1, 2001.

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements

                              SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                  (unaudited)
                                  June 30, 2001
                                     ASSETS

                                                                   June 30, 2001
                                                                   -------------
Current  assets:
  Cash and cash equivalents                                         $   118,294
  Restricted Cash                                                         1,682
  Accounts receivable - net                                             221,725
  Other current assets                                                   82,772
                                                                    -----------
      Total current assets                                              424,473

Property and equipment, net                                           4,037,298
Intangible assets, net of accumulated amortization of $692,898        1,457,582
Other assets, net                                                       333,615
                                                                    -----------

                                                                    $ 6,252,968
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current  liabilities:
  Current notes payable                                             $    68,563
  Accounts payable                                                       87,121
  Accrued liabilities                                                   465,417
  Current portion of notes payable and royalty payable                  835,554
  Deferred revenue                                                       25,935
                                                                    -----------
      Total current liabilities                                       1,482,590

Notes payable, less current portion                                   5,510,788

Royalty payable, less current portion and
  net of discount of $730,157                                           421,842
                                                                    -----------

      Total Liabilities                                               7,415,220

Shareholders'  deficit:
  Preferred stock; undesignated, 10,000,000 shares authorized,
     no shares issued and outstanding                                         -

  Common stock; $.001 par value, 100,000,000 shares authorized,
     16,888,016 shares issued and outstanding                            16,888

  Additional paid-in-capital                                          6,445,489
  Accumulated deficit                                                (7,372,629)
  Related party receivables from stock purchases                       (252,000)
                                                                    -----------
                                                                    $ 6,252,968
                                                                    -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Operations
                                  (unaudited)

                                  For the three             For the nine
                                   months ended             months ended
                                     June 30,                  June 30,
                                2001         2000         2001         2000
                             -----------  -----------  -----------  -----------
Revenues:
  Rental revenues            $   110,443  $   101,703  $   329,584  $   314,363
  Service revenues               571,382      428,091    1,647,332    1,135,572
                             -----------  -----------  -----------  -----------
      Total revenues             681,825      529,794    1,976,916    1,449,935
                             -----------  -----------  -----------  -----------

Operating  Expenses:
  Cost of Services               260,918      217,265      677,334      563,035
  General and administrative     442,403      242,534    1,133,673      592,315
  Depreciation and
    amortization                 130,065       79,552      351,048      232,933
                             -----------  -----------  -----------  -----------
      Total operating
        expenses                 833,386      539,351    2,162,055    1,388,283
                             -----------  -----------  -----------  -----------

Income (loss) from operations   (151,561)      (9,557)    (185,139)      61,652

Interest expense                (165,012)    (168,492)    (469,332)    (500,347)
Other  income  (expense)
  Interest income                  6,602        3,472       13,104        7,942
  Gain on settlement of debt      15,004            -       15,004
  Other income                       764           77        1,274           77
  Loss on disposal
    of subsidiary                      -            -            -      (16,817)
  Write off of deferred loan
    costs on refinancing               -            -            -      (18,046)
                             -----------  -----------  -----------  -----------
  Loss before income taxes
    and extraordinary item      (294,203)    (174,500)    (625,089)    (465,539)

Income tax benefit - deferred          -            -            -       70,000
                             -----------  -----------  -----------  -----------
  Loss before
    extraordinary item          (294,203)    (174,500)    (625,089)    (395,539)
                             -----------  -----------  -----------  -----------

Extraordinary gain in
  extinguishments of debt,
  net of income taxes
  of $70,000                           -            -            -      101,010
                             -----------  -----------  -----------  -----------

Net Loss                     $  (294,203) $  (174,500) $  (625,089) $  (294,529)
                             ===========  ===========  ===========  ===========

Basic and diluted loss
  per common share           $     (0.02) $     (0.01) $     (0.04) $     (0.03)
                             ===========  ===========  ===========  ===========

Weighted average common
  shares outstanding          16,888,016   14,205,782   16,888,016   10,490,815
                             ===========  ===========  ===========  ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                  (unaudited)

                                                     For the nine months ended
                                                             June 30,
                                                       2001            2000
                                                   ------------    -------------
Cash  flows  from  operating  activities:
  Net loss                                         $   (625,089)   $   (294,529)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Accretion of interest                              91,754          79,035
      Depreciation and amortization                     351,048         232,933
      Compensation on issue of stock                          -          93,000
      Extraordinary gain on extinguishments of debt           -        (171,010)
      Changes  in  assets  and  liabilities:
        Accounts receivable                             (64,688)         11,208
        Other current assets and other assets            80,136        (111,031)
        Accounts payable                                (15,961)        (14,353)
        Accrued liabilities                             164,463        (106,732)
        Deferred revenue                                  1,600         (15,147)
                                                   ------------    ------------
      Net cash used in operating activities             (16,737)       (296,626)
                                                   ------------    ------------

Cash  flows  from  investing  activities:
  Increase (Decrease) in restricted cash                  9,816         (10,045)
  Purchases of property and equipment                (1,085,281)       (154,740)
                                                   ------------    ------------
      Net cash used in investing activities          (1,075,465)       (164,785)
                                                   ------------    ------------

Cash  flows  from  financing  activities:
  Proceeds from issuance of long term debt            1,000,000               -
  Repayments of long term debt and royalty payable     (765,911)       (562,585)
  Borrowings on notes payable                           737,017         955,111
  Net borrowings on line of credit                       63,563         110,000
                                                   ------------    ------------
      Net cash provided by (used in)
        financing activities                          1,034,669         502,526
                                                   ------------    ------------

Net increase (decrease) in cash                         (57,533)         41,115
Cash at beginning of period                             175,827         243,248
                                                   ------------    ------------

Cash at end of period                              $    118,294    $    284,363
                                                   ============    ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $    455,950    $    471,343
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                For the three and nine months ended June 30, 2001

NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

Organization  and  operations
-----------------------------

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

Basis  of  presentation
-----------------------

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

Management  plans
-----------------

     For the fiscal year ending September 30, 2000, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying consolidated financial statements have been prepared contemplating our continuation as a going concern. We have suffered recurring losses from operations, have a shareholders' deficit of $1,162,252 and have a working capital deficiency of $1,058,117 at June 30, 2001. In view of these matters, realization of a major portion of our assets is dependent upon our ability to meet our financing requirements and the success of our future operations. We believe that our plans to revise our operating and financial requirements, as described more fully in the 2000 Form 10-KSB, provide us the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

Principles  of  consolidation
-----------------------------

     The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Sooner Holdings, Inc. and all majority owned subsidiaries. All significant intercompany transactions have been eliminated.

Reclassifications
-----------------

     Certain reclassifications have been made to the fiscal year 2000 financial statements to conform to the 2001 presentation.


NOTE  2  -  Property  and  Equipment

     Property  and  equipment as of June 30, 2001 is comprised of the following:

  Land                                                              $ 1,513,400
  Buildings and improvements                                          3,040,545
  Machinery and equipment                                               207,395
  Vehicles                                                               80,968
                                                                    -----------

                                                                      4,842,308
  Less accumulated depreciation                                         805,010
                                                                    -----------

  Property and equipment, net                                       $ 4,037,298
                                                                    ===========

NOTE  3  -  OTHER  ASSETS

     Other assets at June 30, 2001 is comprised of the following:

  Loan commitment fee, less amortization of $8,462                  $   106,615
  Certificates of deposit                                               227,000
                                                                    -----------
  Other assets, net                                                 $   333,615
                                                                    ===========


NOTE  4  -  NOTES  PAYABLE

     Notes payable as of June 30, 2001 consists of the following:

Installment note payable, interest at 8.8%, due
  August 1, 2009; collateralized by first mortgage
  on real estate                                                    $ 2,471,817

Notes payable to president and CEO, interest at 10%,
  due after June 30, 2002.  Subordinate to first mortgage
  on  correctional  facility.                                           704,944

Notes payable to stockholders, interest at 10%, due
  concurrently with the $629,200 balloon promissory note
  discussed below.  Not  collateralized.                                300,000

Revolving line of credit from Bank, interest at prime
  plus 3.25%, currently 11.5%, matures May 5, 2005,
  collateralized by accounts receivable.                                 68,563

Note  payable to related party (see  Note 6), 10%
  stated interest per annum, principal  and interest
  due June 1, 2004; collateralized by a second mortgage on
  land and facility owned by us, subordinated to bank mortgages.        629,200

Note payable to unrelated party, original principle
  $1,000,000, interest at 8.0%, payable in 180 monthly
  installments of $9,557 through May, 2016.
  Collateralized by land and facilities.                                997,110

Note payable to bank, interest at 8.5%, maturity at
  August  31,  2001.  Collateralized by second mortgage
  on  land  and  facilities  owned  by  us.                             737,017

Note payable to bank, interest at New York prime plus 2%,
  currently 11.5%, collateralized by a firs  mortgage on
  land  and  facility  owned by us and certificates of deposit
  totaling $227,000.  Due April 20, 2002.                               506,254
                                                                    -----------

                                                                      6,414,905
Less classified as current notes payable                                 68,563
Less current portion                                                    835,554
                                                                    -----------
      Notes payable                                                 $ 5,510,788
                                                                    ===========

NOTE  5  -  ROYALTY  PAYABLE

     As part of a business acquisition, we assumed a royalty payable to an individual. The agreement calls for monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC. The agreement expires on April 30, 2017. Future minimum payments under this agreement total $1,152,000. A discount of $730,157 was imputed by management at June 30, 2001 using a 15% interest rate. These financial statements contain an accrual as of June 30, 2001 for excess royalty due of $80,429.

NOTE  6  -  related  parties

     Our related parties are more fully described in the 2000 Form 10-KSB. The following table reflects amounts owed to related parties at June 30, 2001:

                                             Notes             Accrued
                                            Payable          Liabilities
                                          -----------        -----------
President and Chairman                    $   704,944        $  171,204
Other Significant Stockholders                300,000            50,013
New Direction Centers of America, LLC         629,200             4,033
                                          -----------        ----------

      Total related party liabilities     $ 1,634,144        $  225,250
                                          ===========        ==========

     In addition, the president and chairman has personally guaranteed $545,621 of our notes payable.

NOTE  7  -  COMMITMENTS  AND  CONTINGENCIES

     In February 1998, a lawsuit was filed by a former affiliate against us related to the purchase of New Direction Centers of America, LLC (NDCA, LLC).
On January 18, 2000, a settlement was reached. The terms of the settlement include a payment of $76,000 by NDAC, which was fully paid during the nine months ended June 30, 2001.

     We are involved in certain other administrative proceedings arising in the normal course of business. In the opinion of management, such matters, including the lawsuit described above, will be resolved without material effect on our results of operations or financial condition.

NOTE  8  -  SEGMENT  INFORMATION

     We operate in the following three segments: commercial leasing, correctional facility operation, and communications. Information concerning our business segments is as follows as of and for the three and nine months ended June 30, 2001:

                                                           Nine        Nine
                                  Quarter     Quarter     Months      Months
                                   Ended       Ended       Ended       Ended
                                  June 30,    June 30,    June 30,    June 30,
                                    2001        2000        2001        2000
                                 ----------  ----------  ----------  ----------
Revenues
    Commercial leasing           $  110,443  $  101,703  $  329,584  $  314,363
    Correctional facility           571,382     428,091   1,647,332   1,135,572
                                 ----------------------------------------------

    Total                        $  681,825  $  529,794  $1,976,916  $1,449,935
                                 ==============================================

Segment operations profit (loss)
    Commercial leasing           $    6,816  $    4,052  $   28,473  $   32,238
    Correctional facility          (180,645)    (25,668)   (196,887)   (179,218)
    Communications                  (95,286)    (85,635)   (317,071)    (83,635)
    Corporate                       (25,088)    (67,249)   (139,604)    (63,914)
                                 ----------------------------------------------
    Total                        $ (294,203) $ (174,500) $ (625,089) $ (294,529)
                                 ----------------------------------------------

Identifiable  assets
    Commercial leasing           $2,586,634  $2,596,665  $2,586,634  $2,596,665
    Correctional facility         3,278,069   2,495,365   3,278,069   2,495,365

                                        8

    Communications                  375,945     551,394     375,945     551,394
    Corporate                        12,320     511,750      12,320     511,750
                                 ----------------------------------------------
    Total                        $6,252,968  $6,155,174  $6,252,968  $6,155,174
                                 ==============================================

Depreciation  and  amortization
    Commercial leasing           $   21,355  $   19,119  $   59,962  $   58,968
    Correctional facility            80,168      60,433     205,460     173,965
    Communications                   28,327           -      84,981           -
    Corporate                           215           -         645           -
                                 ----------------------------------------------
    Total                        $  130,065  $   79,552  $  351,048  $  232,933
                                 ==============================================

Capital expenditures
    Commercial leasing           $    2,579  $   15,842  $   34,737  $   29,462
    Correctional facility         1,031,244      29,940   1,044,034      34,208
    Communications                        -      91,020       6,510      91,020
    Corporate                             -          50           -          50
                                 ----------------------------------------------
    Total                        $1,033,823  $  136,852  $1,085,281  $  154,740
                                 ==============================================

Interest  expense
    Commercial leasing           $   56,959  $   53,264  $  168,819  $  167,852
    Correctional facility            93,117     102,073     255,139     276,987
    Corporate                        14,936      13,155      45,374      55,508
                                 ----------------------------------------------
    Total                        $  165,012  $  168,492  $  469,332  $  500,347
                                 ==============================================

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

     As of May 8, 2001, we acquired property consisting of approximately 14 acres of land and a 40,000 square foot building to expand our correctional business. The purchase price was $1,002,000, of which $800,000 was allocated to the building and $202,000 was allocated to the land and correctional zoning. We have completed repairs necessary to house a limited number of inmates as of June 30, 2001, and had 3 inmates in residence as of June 30, 2001. We are continuing the rehabilitation of the property.

The  Real  Estate  Business

     Charlie O Business Park operates a multi-unit rental property for business and industrial tenants located in Oklahoma City, Oklahoma. Charlie O Business Park became an operating subsidiary upon its formation in November 1987 and is 100% owned by us.

The  Communications  Business

     On May 2, 2000 the Sooner Communications subsidiary purchased all the rights to, a computer based platform called Cadeum. Cadeum will host computer-based telephony products that are being developed specifically for telecommunication providers. Upon completion Sooner plans to market these products on a wholesale level to telecommunication carriers. Sooner has completed beta testing the answering service section of Cadeum with a large Texas based regional telecommunication provider. Marketing of the answering service has begun. We expect revenues to begin in the fourth fiscal quarter of 2001.

      The remainder of product testing is continuing on the balance of a full feature call answering system that will be used to assist in attracting small and medium business to their local product offering. We will continue to run beta testing on this product over the next several months.

     An interface has been written to allow a module of the software to operate with mass marketing telephone sales. This product is in operations. We expect to report revenue in the fourth fiscal quarter of 2001.

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

     Communications  Business

     The strategy of Sooner Communications is to market Cadeum to telecommunication providers who will then market it to their existing customer base as well as new customers. The first phase of installation is to integrate

Cadeum  -  which  hosts  Class  5  enhanced  features  -  into a legacy, Class 4 switching environment. A portion of the Cadeum product is being marketed now within the network of a 20-year-old, regional, integrated telecommunications service provider. The balance of the unified messaging system is still in testing.

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

     Real  Estate  Business

     Charlie O Business Park will continue to operate as a real estate lessor and property manager. As of June 30, 2001, the Park leased to 24 non-related lessees. Charlie O Business Park's property includes five separate buildings, covering approximately 126,500 square feet, located at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. Sooner Holdings and its Communications subsidiary currently operate out of approximately 2,200 square feet in the business park. Charlie O Business Park competes with other commercial lessors in the Oklahoma City market. Its occupancy, excluding that leased to Sooner Holdings and Sooner Communications, has averaged over 90% during both 2001 and 2000.


Liquidity  and  Capital  Resources  -  June  30, 2001 compared to June 30, 2000.

     We have had severe liquidity problems for the last several years. Our liquidity is reflected in the table below, which shows comparative deficiencies in working capital.

                                                        June 30,
                                                  2001             2000
                                                  ----             ----
     Deficiency in working capital           $ (1,058,117)    $ (1,460,779)
                                             ============     ============

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

     The decrease in working capital deficiency resulted from the pay off of a portion of the New Direction Centers of America, LLC note payable together with a deferral to long term of the unpaid balance of $629,200 stockholders. The pay off was accomplished through a short-term loan from a bank of $737,017, which included a loan origination fee of $50,000. Working capital for the comparative period included the entire note due to New Direction Centers of America, LLC as current.

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

     During the first week of June 2001, a put option expired on 500,000 shares of redeemable common stock. This expiration resulted in a reclassification of $500 to common stock and $467,999 to additional paid in capital.

     The operations of both the real estate business and the community corrections business generated positive cash flows from operations during the three and nine months ended June 30, 2001. The amounts were, respectively, $25,207 and $66,615 for the real estate business, and $47,676 and $161,223 for the community corrections business. We expect the communications business to begin generating revenue in the fourth fiscal quarter of this year. We also intend to continue the rehabilitation of the original correctional facility in order to bring the inmate occupancy up to 300 beds and to continue rehabilitation of the new facility to eventually house 200 inmates. In the event that cash flow is insufficient to satisfy our needs, we believe that we can borrow any additional funds from our related parties to maintain our operations.

Results of Operations - The three and nine months ended June 30, 2001 compared to the same periods ended June 30, 2000

     The  following  table  illustrates  our  revenue  mix:

                               Three months end        Nine months ended
                                     June 30,               June 30,
                                 2001       2000        2001         2000
                              ---------  ---------  -----------  -----------
NDAC revenue                  $ 571,382  $ 428,091  $ 1,647,332  $ 1,135,572
Business Park revenue           110,443    101,703      329,584      314,363
Other revenue                         -          -            -            -
                              ---------  ---------  -----------  -----------

      Total revenue           $ 681,825  $ 529,794  $ 1,976,916  $ 1,449,935
                              =========  =========  ===========  ===========

     Correctional Facility revenues for the three and nine months ended June 30, 2001 increased by $143,291 (33.5%) and $511,760 (45.1%), respectively. as compared to the same periods in fiscal year 2000. During the Spring 2000 legislative session, the Governor signed S.B. 1241, which requires all non-violent offenders due for release to serve at least 90 days in a halfway house facility such as is operated by us. Our increase in revenue is directly related to increased occupancy created by the legislation.

     Business Park revenues increased $8,740 (8.6%) and $15,221 (4.8%) during the three and nine months ended June 30, 2001, as compared to the same periods in fiscal year 2000. These increases are attributable to the leasing of space vacated by one major tenant in July of 2000 and the ongoing program of longer leases and an increase average rental rates for space. The majority of the vacant space was again leased as of September 30, 2000. At June 30, 2001 the Business Park was over 98% occupied. We believe its long-term prospects will improve with longer leases and higher rates. Losses of tenants in the future could affect future operations and financial position because of the cost of new leasehold improvements and lower revenue due to any prolonged vacancy.

     Total operating expenses for the three and nine months ended June 30, 2001 were $833,386 and $2,162,055, respectively, compared to total operating expenses for the comparable fiscal 2000 periods of $539,351 and $1,388,283. The increase in the 2001 expenses was due primarily to the operations of our Communications subsidiary, which spent $95,283 and $317,070 (11.4% and 14.7% of total operating costs) and had no revenue; to the write off of a receivable from New Direction Centers of America, LLC in connection with the pay off of a portion of its note; and the accrual of $41,668 of estimated excess royalty due. For the three and nine months ended June 30, 2001, the NDAC subsidiary accounted for $677,445 (81.3%) and $1,608,322 (74.4%) of the total operating costs, respectively. Increased security, counseling, and other operating costs resulted from the almost 40% increase in average inmate population in the current year over the previous year. The amortization of the NDAC intangible assets represents $65,486 and $162,864 of the total depreciation and amortization expense for the three and nine months ended June 30, 2001.

     Interest expense decreased by $3,480 (2.1%) and 31,015 (6.2%) for the three and nine months ended June 30, 2001, respectively, as compared to the comparable periods in fiscal 2000, primarily due to the refinancing of the related party notes in the fourth calendar quarter of 1999.

     We recorded net loss for the three and nine months ended June 30, 2001 of approximately $294,203 and $625,089 or approximately $0.02 and $0.04 per share, respectively, compared to net losses in the comparable periods of the prior year of $174,500 and $294,529, or approximately $0.01 and $0.03 per share, respectively. The increases in losses are represented by four items. First, the startup of our communications subsidiary and administrative expenses related to the development of the business during fiscal 2001 which was not present in the comparable periods of fiscal 2000. Second, the prior year nine month period showed an extraordinary gain from restructuring of related party debts of $ 171,010 in the first fiscal quarter. Third, the write off of the receivable discussed above in the amount of $101,615. Fourth, the accrual of $41,668 of additional royalty expense in the third quarter.

Capital  Expenditures  and  Commitments

     During the three and nine months ending June 30, 2001, we spent approximately $31,823 and $83,281 (exclusive of the $1,002,000 spent on the facility acquisition in the current quarter), respectively, on capital expenditures, primarily for improvements at NDAC primary facility and $22,800 for a roof at the new correctional facility.

     We expect to spend an additional $150,000 for capital expenditures at our new Correctional Facility operation during the remainder of fiscal 2001 to meet the increased demand for bed space resulting from the legislation discussed above.

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

Dated:  August 17, 2001                         SOONER HOLDINGS, INC.
                                                     (Registrant)
                                        By:/s/R.C. Cunningham II,
                                           -------------------------------------
                                           R.C. Cunningham II, President
                                           (Chairman  of  the  Board)

                                        By:/s/M.T. Buxton, III
                                           -------------------------------------
                                           M.T. Buxton, III
                                          (Chief  Financial  Officer)