Form 10KSB
period 2001-09-30
SOONER HOLDINGS INC /OK/
filed 2001-12-31
CIK 861370

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB


            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the fiscal year ended September 30, 2001______

                          Commission File No. 0-18344

                              SOONER HOLDINGS, INC.
                 (Name of small business issuer in its charter)

           Oklahoma                                              73-1275261
--------------------------------                            -------------------
  (State or other jurisdiction)                                (IRS Employer
of incorporation or organization                            Identification No.)

                   2534 W. I-40 Oklahoma City, Oklahoma 73108
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (405) 236-8332

      Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:     Common stock,
$0.001  par

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [ ]

     Revenues  for  the  year  ended  September  30,  2001  were  $2,710,528.

     The aggregate market value of the voting stock held by non-affiliates of the Company on December 15, 2001 was approximately $204,214. As of December 15, 2001 we had 13,888,016 shares of common stock issued and outstanding.

     Transitional Small Business Issuer Disclosure Format     Yes   No X
                                                                      ---

                                     PART I
                        ITEM 1. Description of Business

Summary  and  Development  of  the  Company

     Our company, Sooner Holdings, Inc., an Oklahoma corporation, was formed in 1986 to enter the in-home soda fountain business. We never developed this business into a national market. Subsequently, we evolved into a multi-subsidiary holding company in diverse businesses. From 1993, when we were restructured, until June 1998 we sought acquisitions. In November 1987 we acquired a business park from R.C. Cunningham II, our president and a director. In June 1998 we acquired, through our subsidiary ND Acquisition Corp., the assets and certain liabilities of New Direction Centers of America, LLC and entered the minimum-security correctional business. In May 2000 we purchased the rights to a new, Class 5, hardware and software computer-based platform that resembles the computer-based soft switch. We named it "Cadeum" and organized a wholly owned subsidiary, Sooner Communications, Inc., through which we will market Cadeum to telecommunications carriers.

     We currently operate primarily through three subsidiaries, ND Acquisition Corp., Sooner Communications, Inc., and Charlie O Business Park Incorporated. These subsidiaries and a brief summary of their businesses follows:

ND  Acquisition  Corp.
----------------------

     ND Acquisition Corp. (NDAC) owns and operates a minimum-security correctional facility for women offenders (Northgate) and a community sentencing facility for men (Eastgate). Both facilities are located in Oklahoma City, Oklahoma.

     NDAC was formed in 1997 as a wholly owned subsidiary and began operations upon our acquisition in June 1998 of the assets and certain liabilities of New Direction Centers of America, LLC, (NDCA) an Oklahoma-based private correctional business. As of May 8, 2001, we acquired property consisting of approximately
14 acres of land and a 40,000 square foot building to expand our correctional business.

Sooner  Communications,  Inc.
-----------------------------

     On May 2, 2000 the Sooner Communications (Communications) subsidiary purchased all the rights to, a computer based platform called Cadeum. Cadeum will host computer-based telephony products that are being developed specifically for telecommunication providers. Upon completion we plan to market these products on a wholesale level to telecommunication carriers. We have completed beta testing the answering service section of Cadeum with a large Texas-based regional telecommunication provider. Due to certain interface issues, marketing of the answering service has been suspended awaiting a resolution. We expect to have the interface issues resolved in the early second quarter of fiscal 2002, at which time marketing of the answering service will resume. We expect revenues to begin in the late second or early third fiscal quarter of 2002.

      The remainder of product testing will continue on the balance of a full feature call answering system that will be used to assist in attracting small and medium business to their local product offering. We will continue to run beta testing on this product over the next several months.

     An interface has been written to allow a module of the software to operate with mass marketing telephone sales. This product is installed and operational. We expect to report revenue in the second or third fiscal quarter of 2002.

     Negotiations are under way for the Communications division sales staff to start offering traditional dedicated long distance services on a retail basis. We fully expect that an agreement will be consumated with at least one or more Oklahoma telecommunication companies that will allow Communications to offer their product lines on a cost reduced retail basis.


Charlie  O  Business  Park  Incorporated
----------------------------------------

     Charlie O Business Park, Inc. ("CO Park") operates a multi-unit rental property for business and industrial tenants located in Oklahoma City, Oklahoma. CO Park became an operating subsidiary upon its formation in November 1987 and we own 100% of the subsidiary.

                              BUSINESS DESCRIPTION

The  Correctional  Business
---------------------------

     NDAC entered the correctional business in June 1998 by acquiring the assets and certain liabilities of New Direction Centers of America, LLC NDAC owns and operates two correctional facilities. One is a 220-bed minimum-security correctional facility (Northgate), which houses 174 inmates in Oklahoma City, Oklahoma, as of September 30, 2001. A non-secure residential facility, known as a halfway house, provides residential correctional services for offenders in need of less supervision and monitoring than are provided in a secure environment. Offenders in minimum-security correctional facilities are typically allowed to leave the facility to work in the immediate community or participate in community based educational and vocational training programs during daytime hours. Generally, persons in community correctional facilities are serving the last six months of their sentence. It has one significant contract with the Oklahoma Department of Corrections. Compensation is paid to us based on a per-person, per-day basis. Revenues from this one contract accounted for 98 percent of our correctional revenue for the year ended
September  30,  2001.

     As of May 8, 2001, we acquired property (Eastgate) consisting of approximately 14 acres of land and a 40,000 square foot building to expand our correctional business. The purchase price was $1,002,000, of which $800,000 was allocated to the building and $202,000 was allocated to the land and correctional zoning. The aggregate capacity of this facility is 150 beds. We have completed repairs necessary to house up to 60 inmates as of September 30, 2001, and had 28 inmates in residence as of September 30, 2001. We are continuing the rehabilitation of the property.

     In addition to providing the fundamental residential services relating to the security of facilities and the detention and care of inmates, NDAC has developed a broad range of in-facility rehabilitative and educational programs. These programs include substance abuse treatment and counseling, vocational training, life skills training, and behavioral modification counseling. These services are offered in both facilities. We believe that our strategy of offering a wide variety of programs and services will increase our marketing opportunities.


The  Telecommunications  Business
---------------------------------

     Communications has purchased all the rights to, and is continuing the development of a product we call "Cadeum." Cadeum combines computer-based hardware and software, developed specifically for telecommunications carriers. For instance, a customer of a regional telecommunications provider that offers Cadeum to its customers can access his e-mail by telephone and have it read to him by a synthetic voice. Cadeum will host other unified messaging products.

     The voice mail portion of the Cadeum product has been tested within the regional network of a 20-year-old, regional, integrated telecommunications service provider. Certain issues have arisen which have required redesign of the interface between the telephone switching system and our system. We believe we have isolated the causes and have designed a resolution to those issues. We expect to have the interface installed and revenue from the voice mail portion to begin in the late second calendar quarter of 2002. Once we have revenues from the voice mail system, we will continue development of the unified messaging system as a whole.

     The strategy of Communications is to market Cadeum to telecommunications providers who will then market it to their existing customer base as well as new customers.

     An interface has been written to allow a module of the software to operate with mass marketing telephone sales. This product is in installed and operational. We expect to report revenue in the second or third fiscal quarter of 2002.

     Negotiations are under way for the Communications division sales staff to start offering traditional dedicated long distance services on a retail basis. We fully expect that an agreement will be consumated with at least one or more Oklahoma telecommunication companies that will allow Communications to offer their product lines on a cost reduced retail basis.

     Once operational, we believe our Cadeum product will be eagerly accepted by telecommunications providers.

     We expect the unified messaging segment of the telecommunications industry to grow from approximately $272 million in 2000 to over $12.5 billion by 2004. The deregulation of the telecommunications industry has spawned a host of competitors vying for the public's telephone service. Telecommunication providers need to distinguish themselves from the competition by offering enhanced services. We believe that our Cadeum product, with its integration of telephony products, will provide this distinction.

The  Real  Estate  Business
---------------------------

     CO Park operates as a real estate lessor and property manager and as of September 30, 2001 leases to 24 non-related lessees. CO Park's property includes five separate buildings, covering approximately 126,500 square feet, located at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. We and our Communications subsidiary currently operate out of approximately 2,900 square feet in this business park. CO Park competes with other commercial lessors in the Oklahoma City market. Its occupancy, excluding that leased to Sooner Holdings and Communications, has averaged over 90% during both 2001 and 2000.


General

     Seasonality. Our company and our subsidiaries are not subject to seasonal fluctuations.

     Government Regulation. Our correctional services business is subject to federal, state and local regulations that are administered by a variety of regulatory authorities. Generally, providers of correctional services must comply with a variety of applicable federal, state and local regulations, including education, healthcare and safety regulations. Management contracts frequently include extensive reporting requirements. In addition, many federal, state and local governments are required to follow competitive bidding procedures before awarding a contract. Certain jurisdictions may also require the successful bidder to award subcontracts on a competitive bid basis and to subcontract to varying degrees with businesses owned by women or minorities. Correctional contracts are generally renewed on a year-to-year basis.

          Should NDAC fail to comply with any applicable laws, rules or regulations, or lose any required license, it could have a material adverse effect on our financial condition, results of operations and liquidity. Further, our current and future operations may be subject to additional regulations as a result of new statutes and regulations and changes in the manner in which existing statutes are regulations are or may be interpreted or applied. Any such additional regulations could have a material adverse effect on our financial condition, results of operations and liquidity.

          Our business park business is subject to municipal zoning restrictions as to the type of industry that can be conducted on our property. Our property is zoned as I-2, which excludes us from leasing space to businesses in heavier industries.

          Our telecommunications carrier services business is not subject to government regulation, and we know of no probable government regulations.


     Marketing. NDAC views government agencies that are responsible for state and federal correctional facilities in the United States as its primary potential customers. We maintain satisfactory relations with the Oklahoma Department of Corrections, who awards all state contracts to private corrections facilities companies in Oklahoma.

          We market our business park space locally through our own efforts and local real estate brokers.

          We will market our Cadeum product to telecommunications carriers of all types. We anticipate that they will market Cadeum's unified messaging capabilities to their customers. Initially, our marketing efforts will be conducted by Brian Bothroyd, the president of Communications. We anticipate our Beta test will be sufficiently concluded that we can commence marketing Cadeum during the second fiscal quarter of 2002.


     Employees. R.C. Cunningham II, our president and chairman of the board, works on a full-time basis for us and all of our subsidiaries. Brian Bothroyd, president of our Communications subsidiary, worked full time through August 15, 2001, and part time thereafter. R.C. Cunningham III and Ron Alexander both work for us on a full-time basis.

          NDAC has thirty-eight full-time and thirteen part-time employees at September 30, 2001. NDAC employs management, administrative, clerical, security, educational services, and general maintenance personnel. NDAC through subcontractors also provides food service and limited health care. All jurisdictions require correction officers to complete a specified amount of training prior to employment.

          Our business park employs two people full-time and one part time. Communications has no employees as of September 30, 2001. Sooner Holdings, the holding company, employs two people full-time and one part-time.

          When the need exists, we or our subsidiaries use temporary employees or subcontractors to perform administrative services.

     Competition. The private correctional services business is highly competitive, with few barriers to entry. To our knowledge, there are at least 17 companies engaged in the management and operation of privatized correctional detention facilities. NDAC's competitors include local companies with significant local relationships and knowledge of local conditions, as well as companies that manage and operate facilities in many states and abroad with financial resources substantially greater than NDAC's.

          NDAC competes on the basis of the cost, quality and range of services offered, its experience in managing facilities, the reputation of its personnel, and its ability to design, finance and construct new facilities.

          Our business park competes with numerous commercial real estate providers in the Oklahoma City metropolitan area. As of September 30, 2001, the business park is 100% leased.

          The unified messaging service offered by our Cadeum product will compete with similar unified messaging products now being introduced and developed in the U.S. by several providers of enhanced telecommunications services. To the extent of our knowledge, our competitors are marketing or will market their products directly to the retail sector. We, however, will market Cadeum to telecommunications carriers who will enhance their services for their customers with Cadeum's unified messaging product and, in time, other products we expect to develop from this Class 5 platform.

Patents

     Sooner Holdings has no patents. We will soon file for trademark and trade name protection for our Cadeum telecommunications product.

Government  Approval  of  Principal  Products;  Government  Regulations

     In order to obtain and maintain contracts to operate private correctional facilities, NDAC has to demonstrate to the governmental agencies that supply offenders that we comply with their standards and regulations. Recently, the Oklahoma Department of Corrections retained a national authority on "halfway house" operations to assess all halfway houses in Oklahoma with regard to their compliance with an "effective interventions" agenda developed by the National Institute of Corrections. The authority reported to Oklahoma's Governor that NDAC is "well on their way to having a program for female offenders that can serve as a national model."

     There is no need to obtain government approval to lease space in our business park or to sell our Cadeum product.

Cost  and  Effects  of  Complying  with  Environmental  Laws

     There are no significant costs involved in complying with environmental laws in operating our correctional facility and our business park.

Product  Research  and  Development

     We have spent approximately $157,000 during the fiscal year ended September 30, 2001 and $168,000 during the nine months ended September 30, 2000 on research and development activities regarding our Cadeum product. None of this was borne by customers. We will continue to perform research and development activities on software development for products that Cadeum is capable of hosting.


                        ITEM 2. Description of Property

     The  Correctional  Facility
     ---------------------------

     NDAC's Lincoln Boulevard correctional facility (Northgate) consists of three buildings totaling approximately 44,000 square feet on 2.745 acres of real estate. This property is located at 3115 North Lincoln Boulevard in Oklahoma City, Oklahoma. The facility has a 220-bed capacity, and as of September 30, 2001, the facility is 79 percent occupied. This property is subject to

     * a first mortgage that secures a promissory note in the amount of $496,145 due April 20, 2002, with interest at New York prime plus two percent,

     * a second mortgage that secures a promissory note in the amount of $629,200 due after June 1, 2004, with interest of 10 percent a year, and

     * A second mortgage that secures a promissory note in the amount of $737,017, due quarterly. Interest is payable monthly at 8.5%. Restructured as of December 20, 2001 as a long-term, annually renewable note.

          The federal tax cost basis of the Northgate correctional facility is $770,726 as of September 30, 2001. For purposes of depreciation, the $389,137 in improvements portion of such tax basis is being depreciated at approximately

2.6 percent per year, MACRS method over a claimed life of 39 years of which 35 years remain.

     We pay annual realty taxes of $3,883, which is at an approximate 0.52 percent tax rate.

     We have plans to improve the property by adding sufficient space to house an additional 42 beds for an expected increase in inmates. The estimated cost of adding the planned 3,150 square foot expansion is $70,000. We believe we will be able to finance this expansion through a bank loan guaranteed by our president, R.C. Cunningham II. The realty tax rate, annual realty taxes and estimated taxes on the proposed improvements are $364.

     Our Martin Luther King Avenue property (Eastgate), located at the corner of Northeast 36th Street and Martin Luther King Avenue in Oklahoma City, Oklahoma, is a community sentencing facility, consisting of approximately 14 acres of land and a 40,000 square foot building. This property will accommodate 150 inmates at full capacity. As of September 30, 2001, we had 28 inmates in residence.

     The federal tax cost basis of the Eastgate facility is $1,046,989 as of September 30, 2001. For purposes of depreciation, $844,989 in building and improvements is being depreciated at approximately 2.5 percent per year over an estimated life of 40 years, of which 39 years remain.

     This property is subject to a first mortgage in favor of a private organization in the amount of $988,324.

     These properties, and our ability to liquidate their mortgaged indebtedness, are subject to our ability to survive in the private correctional services business. There is considerable competition in this industry. Our operation for female offenders, however, operates near capacity. Further, a recent enactment by the Oklahoma State Legislature makes it mandatory that all prison inmates convicted of non-violent offenses with non-violent juvenile and institutional records must spend at least 90 days in an accredited halfway house before release from the Oklahoma prison system.

     In the opinion of management, the properties are adequately covered by insurance.

     The  Business  Park
     -------------------

     CO Park's industrial business park property consists of five buildings totaling approximately 126,500 square feet on five acres of real estate. This property is located at our corporate address at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. We and our subsidiaries occupy approximately 2,900 square feet and the remainder of the industrial park is leased to 24 unrelated lessees. The lessees generally use the property for retail, manufacturing and light industrial operations.

     CO Park's leases are generally for three to five years. As of September 30, 2000, excluding the square footage leased to us and our affiliates, the facility was 97% occupied. As of September 30, 2001, the facility is 100% occupied. This property is subject to a first mortgage that secures an installment promissory note in the amount of $2,468,102 due in full on August 1,

2009,  with  interest  at  8.8  percent.

     There is considerable competition in the business park industry in Oklahoma City. However, we have operated at 81 percent or better rates for several years, and leased commercial property occupancy rates have been rising in the Oklahoma City metropolitan area.

     We believe the business park and its properties are adequately covered by insurance.

     The following tenant leases ten percent or more of the rentable square footage:

                                                           Principal  Provisions
                                   Principal  Nature              of  the
   Name  of  Lessee                of  its  Business         Tenant's  Lease
   ----------------                -----------------       ---------------------
Harbor  Freight  Tools               Retails  tools        Monthly  rental  of
                                                           $8,000. Lease expires
                                                           11-30-03.   Four
                                                           successive  options
                                                           to renew, each for a
                                                           5-year term.

     The other principal businesses, occupations and professions carried on in or from the business park:

     -     restaurant,
     -     pick-up  parts,
     -     neon  signs  and  banners,
     -     shoes  and  clothing,
     -     home  and  window  cleaning,
     -     construction  company,
     -     lawn  care,
     -     water  company,
     -     casters  and  supplies,
     -     print  shop,
     -     overhead  door  company,
     -     linex  spray,  and
     -     steering  column  repair.

     The average effective annual rental a square foot in the business park was $3.81 as of September 30, 2001.


     The following is a schedule of the lease expirations for fiscal year ending September 30, 2002 and the following five years. No existing lease extends beyond fiscal year 2005.

                                                                   Percentage of
                                                                    Gross Annual
                                                                       Rental
           No. of Tenants   Square Footage     Annual Rental of     Represented
  Fiscal     Whose Lease         of                  of              By Expiring
   Year      Will Expire    Existing Lease     Expiring Lease           Leases
  ------   --------------   --------------     ----------------    -------------
   2002           6             17,581             $ 57,600             12.25

   2003           7             37,570             $ 145,392            30.91
   2004           8             41,428             $ 176,160            37.45
   2005           3             16,400             $ 61,200             13.01

     Depreciation  on  the  Business  Park
     -------------------------------------

     The federal tax cost basis of the Business Park is $3,182,602 as of September 30, 2001. For purposes of depreciation, the $1,876,124 in buildings and improvements portion of such tax basis is being depreciated at rates ranging from 2.5 to 15 percent a year, straight line method over a claimed life of 7 to 40 years, of which 5 to 40 years remain.

     We pay annual realty taxes of $14,168, which is at a 0.46 percent tax rate.



                            ITEM 3. LEGAL PROCEEDINGS

     In February 1998, a lawsuit was filed by one of the owners of New Direction Centers of America, LLC against us relating to the purchase of the community correctional business. On January 18, 2000, a settlement was reached which includes a payment of $76,000. This liability was liquidated during the current year.

     We are involved in certain other administrative proceedings arising in the normal course of business. In the opinion of management, such matters, including the lawsuit described above, will be resolved without material effect on our results of operations or financial condition.


          ITEM 4. Submission of Matters to a Vote of Security Holders

     In fiscal 2001, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise. Our last meeting of shareholders was in 1996.

                                    PART II
                      ITEM 5. Market for Common Equity and
                          Related Stockholder Matters

MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     Our common stock trades on the OTC Bulletin Board under the stock symbol "SOON". The high and low bid information for the stock during the years ended September 30, 2001 and 2000 is set forth below. The information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

          Calendar
          Quarter                          High                Low
          1999:     4th  Qtr               0.188               0.06

          2000:     1st  Qtr               0.488               0.08
                    2nd  Qtr               0.500               0.188
                    3rd  Qtr               0.500               0.188
                    4th  Qtr               0.350               0.080

          2001:     1st  Qtr               0.050               0.050
                    2nd  Qtr               0.095               0.040
                    3rd  Qtr               0.060               0.030

Shareholders

     As of September 30, 2001, we had 563 shareholders of record. This does not include the holders whose shares are held in a depository trust in "street" name. As of September 30, 2001, 2,041,401 shares (or approximately 15 percent) of the issued and outstanding stock were held by Depository Trust Company in "street" name.

Dividend  Information

     We have not paid or declared any dividends upon our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends in the foreseeable future. There are no restrictions that limit our ability to pay dividends on the common stock or that are likely to do so in the future other than the requirement that dividends be paid out of earnings.

Reports  to  Security  Holders

     We file reports with the Securities and Exchange Commission. These reports are annual 10-KSB, quarterly 10-QSB and periodic 8-K reports. We will furnish stockholders with annual reports containing financial statements audited by independent certified public accountants and such other periodic reports as we may deem appropriate or as required by law. The public may read and copy any materials we file with the SEC at the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Sooner Holdings is an electronic filer, and the SEC maintains an Internet Web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of such site is http://www.sec.gov.


                  ITEM 6. Management's Discussion and Analysis
                              or Plan of Operation

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Background  and  Introduction

     Charlie O Beverages, Inc. was formed in 1986 to enter the in-home soda fountain business. Subsequently, we evolved into a multi-subsidiary holding company in diverse businesses and changed our name to Sooner Holdings, IncDuring 1996 and early 1997 we narrowed our focus to Oklahoma real estate while seeking new business opportunities. In June 1998 we acquired, through our subsidiary NDAC, the assets and certain liabilities of New Direction Centers of

America, LLC and entered the minimum-security correctional business. In April 2000, we formed a subsidiary, Sooner Communications, Inc., to enter the telecommunications support business.

     Effective with our Form 10-KSB dated September 30, 2000, we changed our reporting year to September 30.

Liquidity and Capital Resources - Year ended September 30, 2001 compared to nine months ended September 30, 2000:

     Cash flow provided by operations decreased by $49,579, and from positive to negative, (percentage NA) during the year ended September 30, 2001 as compared to the nine months ended September 30, 2000, due primarily to the operation of our Communications subsidiary. The Communications subsidiary incurred cash expenses of $156,748 against no revenue. Cash flows used in investing activities increased $935,023 (575%) due primarily to the acquisition of the NDAC Eastgate facility and improvements (+$1,046,989), increased leasehold improvement activity at our NDAC Northgate facility (+$10,681), and increased tenant build out at our CO Park facility (+$30,745). The increase in cash used in investing activities also reflects a reduction in amounts owed as trust liabilities for inmate wages. Cash flows from financing activities increased $825,495 (544%) due primarily to the borrowings related to the Eastgate facility ($1,000,000).

     We have had severe liquidity problems for the last several years. Our liquidity is reflected in the table below, which shows comparative deficiencies in working capital:

                                    September  30,          September  30,
                                         2001                   2000
                                    --------------          --------------
Deficiency  in  working  capital     $(1,137,735)            $(1,863,838)
                                     ============            ============

     Although our working capital is negative, we have been able to meet our obligations as a result of the financial support received from certain of our related parties. Our current working capital, which has been provided in the form of short- and long-term debt, has been primarily supplied either by R.C. Cunningham II, our chairman of the board and president, or by Aztore Holdings, Inc., a Phoenix, Arizona-based investment company. Aztore holds various notes and liabilities against us and has agreed to forebear and restructure a majority of these liabilities as part of the acquisition by NDAC. Aztore is no longer a source of working capital.

     As of April 20, 2001, we entered into an agreement with the bank holding the first mortgage on the Correctional Facility real property to extend the due date of the note until April 20, 2002. This note is an annually renewable, fixed payment note. We have received assurances that, absent default or a serious decline in the financial position of our NDAC subsidiary, this note will be renewed. As of the balance sheet date of September 30, 2001, this note has a balance due of $496,145. This note is not in default.

     In connection with the refinancing of our royalty payable, we borrowed $425,000 from a bank on August 12, 2001. This note, by its terms, is an annually renewable, fixed payment note with a due date in these financial statements of August 12, 2002. We have received assurances that, absent default or a serious decline in the financial position of our NDAC subsidiary, this note will be renewed. As of the balance sheet date of September 30, 2001, this note has a balance due of $422,950. This note is not in default.

     Both of these notes are, by their terms, presented as short term in these financial statements. These notes represent $919,095, or 80.8%, of our negative working capital.

     Exclusive of funds required for debt repayment, we believe that we can borrow any additional funds from our related parties to maintain our operations, although there can be no assurance that such funds will be available when needed. In the event that we cannot refinance, or obtain forbearance on our current liabilities or on our long-term liabilities as they come due, we will undoubtedly face further severe liquidity problems which may lead to litigation, the inability to transact business, or foreclosure actions being initiated against a majority of our assets.

     In June 1999, we refinanced the debt on CO Park. The debt was replaced by a single note in the amount of $2,500,000 payable to a bank with interest at 8.8% that matures in June 2009.

     Effective November 1, 1999, we reached an agreement with Aztore and associated companies to exchange approximately $450,000 in notes payable and accrued interest. In exchange for the notes payable and accrued interest, we issued two notes for $120,000 and $180,000 bearing interest at 10%, with preferential liquidation terms. This transaction resulted in a extraordinary non-cash gain to us of approximately $107,000, net of tax.


Results of Operations - The year ended September 30, 2001 compared to the nine months ended September 30, 2000:

     The  following  table  illustrates  our  revenue  mix.

                                      Year Ended            Nine Months
                                     September 30,             ended
                                         2001        %     September 30,   %
                                     -------------   --    -------------   --
    Real estate leasing revenues      $  458,201     17     $  301,924     20
    Correctional revenues              2,252,327     83      1,240,666     80
                                      ----------            ----------

            Total revenues            $2,710,528            $1,542,590
                                      ==========            ==========

     Total revenues increased by $1,167,938, or 75.7%, in the year ended September 30, 2001 as compared to the nine months ended September 30, 2000.

     Correctional revenues increased $1,011,661, or 81.5%, in the year ended September 30, 2001 as compared to the nine months ended September 30, 2000.
This represents an increase in average revenues of $49,824 per month at our correctional subsidiary, or a 36% average fee/occupancy increase a month in 2001 over 2000.

     Our business park revenues increased $156,277, or 51.8%, in the year ended September 30, 2001 as compared to the nine months ended September 30, 2000. This represents an increase of $4,636 per month in average revenue. This also includes the releasing of the space vacated by major tenant (15,000 sq. ft.) in May, 2000. At September 30, 2001, the business park was 100% occupied, net of space used by us. Losses of tenants in the future could affect future operations and financial position because of the cost of new leasehold improvements and lower revenues due to any prolonged vacancy. There is no assurance we will maintain our high occupancy rate.

     Communications produced no revenue during the year ended September 30, 2001.

                                                            Nine Months
                                    Year ended                 Ended
                                    September                September
                                     30,2001        %         30,2000        %
                                    ----------      --      ------------     --
Operating Expenses
(Before Interest Expense)
Real estate leasing expenses        $  195,784       7       $  120,084       7
Correctional expenses                2,206,414      77        1,155,962      71
Corporate expenses                     115,814       4          130,888       8
Communications expenses                345,956      12          231,779      14
                                    ----------               ----------

        Total Operating Expense     $2,863,968               $1,638,713
                                    ==========               ==========

     Total operating expenses for the year ended September 30, 2001 were $2,863,968, as compared to total expenses for the nine months ended September 30, 2000 period of $1,638,713. This represents an increase of $1,225,255 in total operating expenses for the year ended September 30, 2001 as compared to the nine months ended September 30, 2000. Average per-month expenses increased by $56,548, the majority of which was incurred at our correctional facility operation for increased security and counseling resulting from increased inmate population. Expenses incurred in starting up our communications business during the period increased by $114,177, primarily in the areas of salaries and increased amortization. Total depreciation and amortization increased by $250,879, or an average of $13,252 per month. $75,900 of the increase in amortization, or an average of $6,325, resulted from impairment in the value of our communications subsidiary software (25%). Expenses at our correctional facility increased by $1,050,452. The increase in operating expenses at the correctional facility represents the amounts necessary to accommodate our increased inmate population. Expenses at our commercial leasing facility increased by $75,700, or $2,973 per month, primarily due to increased fees for refinancing. General and administrative expenses at our corporate activity, consisting primarily of professional and management fees, decreased due to a decrease in management fees paid and decreased professional fees.

Capital  Expenditures  and  Commitments

     During the year ended September 30, 2001, we spent approximately $1,106,576 on capital expenditures. NDAC spent $1,046,989 on acquisition and rehabilitation of the Eastgate facility, and $8,281 on furniture, fixtures, and computers. The business park spent approximately $34,084 on the tenant build-out and other park improvements. Our corporate activity spent $6,581 on computers and software.


Going  Concern  and  Management  Plans

          As shown in the financial statements, we incurred a net loss of $771,349 during the year ended September 30, 2001, and, as of that date, our current liabilities exceeded our current assets by $1,137,735 and our total liabilities exceeded our total assets by $ 1,308,511.

     Realization of a major portion of our assets is dependent upon our ability to meet its financing requirements and the success of our future operations.

     ND Acquisition Corp. - During the year ended September 30, 2001, NDAC used cash in operations of approximately $31,700. During the year, inmate population averaged between 160 and 195 per day at our Northgate halfway house operation. Expenses increased in connection with certification by the American Correctional Association and increased security and counseling payrolls required as a result of increased inmate population.

     As discussed elsewhere in this Form 10-KSB, we have acquired another facility to house up to 150 community-sentencing inmates. The security and counseling expense requirements of community sentencing are substantially less than required in halfway house operations. A portion of the negative cash flow is associated with the initialization of this community sentencing operation.
At such time as we attain full capacity of 150 inmates in the community sentencing operation, we should approximately double our daily revenues.

We borrowed $737,017 in May, 2001, to liquidate the portion of the liability we incurred in our purchase of New Direction Centers of America, LLC that was due to unrelated parties. We had verbal assurances from another lender that we would be able to refinance all of the NDAC indebtedness into one long-term note before August 31, 2001. This financing arrangement was not completed. This note was restructured as a long-term note, renewable annually on November 28.

The balance of the New Direction Centers of America, LLC note is due indirectly to two of our major stockholders. They have agreed to forebear demand and collection until after September 30, 2003.

     Charlie O Business Park Incorporated. - During the year ended September 30, CO Park generated a positive cash flow from operations of approximately $40,300. As of the balance sheet date, the park was 100% occupied. This operation is self-supporting.

     Sooner Communications, Inc. - Communications has generated no revenue to date. Up until August 15, 2001, we had spent approximately $ 157,000 in cash expenses developing, testing, and attempting to interface our system with our regional customer. As of that date, all employees of Communications were terminated, its president returned his stock, and most expenses were eliminated. Our Communications president agreed to work as needed without compensation to oversee the continuing testing of the system in order to integrate our system into our regional customer's system.

     We are working with our regional customer to complete the interface for voice mail into the system of a major telecommunications provider. Certain issues arose concerning the network interface that we believe we have now resolved. We expect to complete the modification and installation of the system in mid-January, 2002. We expect to complete testing of, and begin marketing, the voice mail system by February 1, 2002. As such time as the voice mail system begins generating revenue, we will resume development of the unified messaging system.

Factors  That  May  Affect  Future  Results

     A number of uncertainties exist that may affect our future operating results. These include the uncertain general economic conditions, the ongoing support of our president, R. C. Cunningham, our ability to refinance our short- and long-term liabilities on satisfactory terms, and our ability to acquire sufficient funding to sustain our operations and develop new businesses.

     A majority of these issues directly or indirectly relate to our ability to sell additional equity or obtain additional debt at reasonable prices or rates, if at all. Our company and all its subsidiaries have had unsuccessful operating histories and have been consistently unprofitable. Recently, two of our subsidiaries have shown positive cash flows from operations. Our competition would almost uniformly have more resources and capital in general than we do. If we expand, we will have to attract satisfactory operating personnel. If we or any of our subsidiaries experience any substantial reversal, including but not limited to the areas discussed above, such entity may have to seek formal court protection from creditors.

                          ITEM 7. Financial Statements

     The following financial statements have been prepared in accordance with the requirements of Item 310(a) of Regulation SB.


               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board  of  Directors
Sooner  Holdings,  Inc.

We have audited the accompanying consolidated balance sheets of Sooner Holdings, Inc. and Subsidiaries, as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended September 30, 2001 and the nine month period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sooner Holdings, Inc. and Subsidiaries, as of September 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the year ended September 30, 2001 and the nine month period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

As shown in the financial statements, the Company incurred a net loss of $771,349 during the year ended September 30, 2001 and, as of that date, the Company's current liabilities exceeded current assets by $1,137,375 and total liabilities exceeded total assets by $1,308,511. These factors, among others, as discussed in Note A to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GRANT  THORNTON  LLP


Oklahoma  City,  Oklahoma
November  30,  2001

                     Sooner Holdings, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                              September  30,     September  30,
                 ASSETS                            2001               2000
                                              --------------     --------------

CURRENT  ASSETS
     Cash  and  cash  equivalents              $    14,648         $   175,827
     Restricted  cash                                2,553              11,498
     Accounts  receivable                          273,291             157,037
     Other  current  assets                         45,270              21,295
                                               -----------         -----------

          Total  current  assets                   335,762             365,657

PROPERTY  AND  EQUIPMENT,  net                   4,014,710           3,080,594

INTANGIBLE ASSETS, net of accumulated
  amortization of  $837,287  in  2001
  and  $487,432  in  2000                        1,313,194           1,663,049

OTHER  ASSETS                                      404,740             478,484
                                               -----------         -----------

                                               $ 6,068,406         $ 5,587,784
                                               ===========         ===========
   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES
     Accounts  payable                         $    96,608         $   103,082
     Accrued  liabilities                          357,544             287,204
     Deferred  revenue                              20,750              24,335
     Current  portion  of  notes  and
       royalty  payables, net  of
       discount  of  $91,753  in  2000             998,595           1,814,874
                                               -----------         -----------

          Total  current  liabilities            1,473,497           2,229,495

NOTES  PAYABLE,  less  current  portion          5,810,914           3,473,046

ROYALTY PAYABLE, less current portion
  and  net  of discount  of
  $705,595  in  2000                                92,506             422,405

COMMITMENTS  AND  CONTINGENCIES                          -                   -

REDEEMABLE COMMON STOCK - $.001 par value;
  issued and outstanding, 500,000 shares
  in  2000                                               -             468,500

STOCKHOLDERS'  DEFICIT
     Preferred stock - undesignated;
       authorized, 10,000,000  shares;
       issued  and  outstanding,  none                   -                   -
     Common stock - $.001 par value;
       authorized, 100,000,000  shares;
       issued  and  outstanding, 13,888,016
       shares in 2001 and 16,888,01  shares
       in 2000, less 500,000 shares subject
       to  repurchase in  2000                      13,888              16,388
     Additional  paid-in  capital                6,268,490           5,977,490
     Accumulated  deficit                       (7,518,889)         (6,747,540)
     Related party receivable from
       stock  purchase                             (72,000)           (252,000)
                                               -----------         -----------
                                                (1,308,511)         (1,005,662)
                                               -----------         -----------

                                               $ 6,068,406         $ 5,587,784
                                               ===========         ===========

        The accompanying notes are an integral part of these statements.

                     Sooner Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Nine month
                                                  Year ended        period ended
                                                 September 30,     September 30,
                                                     2001              2000
                                                --------------    --------------
Revenues
     Commercial  leasing                         $   458,201       $   301,924
     Correctional  facility  services              2,252,327         1,240,666
                                                 -----------       -----------

          Total  revenues                          2,710,528         1,542,590

Expenses
     Cost of correctional facility services        1,010,171           513,289
     Cost  of  commercial  leasing                   116,294            63,983
     General  and  administrative                  1,211,060           785,877
     Depreciation  and  amortization                 526,443           275,564
                                                 -----------       -----------

          Total  operating expenses                2,863,968         1,638,713
                                                 -----------       -----------

          Loss  from  operations                    (153,440)          (96,123)

Other  expense  (income)
     Other  income                                   (51,388)           (9,961)
     Interest  expense                               669,297           435,218
                                                 -----------       -----------

                                                     617,909           425,257
                                                 -----------       -----------

          NET  LOSS                              $  (771,349)      $  (521,380)
                                                 ===========       ===========

Basic  and  diluted  loss  per  common  share    $      (.05)      $      (.04)
                                                 ===========       ===========

Weighted  average  common  shares  outstanding     16,427,742       13,201,885
                                                 ============      ===========





        The accompanying notes are an integral part of these statements.

                     Sooner Holdings, Inc. and Subsidiaries
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

  Year ended September 30, 2001 and nine month period ended September 30, 2000

                                                Common stock         Additional                    Related         Total
                                         -------------------------     paid-in     Accumulated      party      stockholders'
                                            Shares       Amount        capital       deficit      receivable      deficit
                                         ------------  -----------  ------------  -------------  -----------  ---------------
Balance at January 1, 2000               8,471,350     $   8,471    $5,532,907    $(6,226,160)   $       -    $  (684,782)

Issuance  of  stock  April  29,  2000    6,250,000         6,250       368,750              -     (252,000)       123,000

Issuance  of  stock  in  satisfaction
  of  a  note  payable  to  a  related
  party                                  1,666,666         1,667        98,333              -            -        100,000

Issuance  of  redeemable  common
     stock                                 500,000             -             -              -            -              -

Accretion  of  redeemable  common
     stock                                       -             -       (22,500)             -            -        (22,500)

Net  loss                                        -             -             -       (521,380)           -       (521,380)
                                        ----------        ------     ---------     ----------     --------     ----------

Balance  at  September  30, 2000        16,888,016        16,388     5,977,490     (6,747,540)    (252,000)    (1,005,662)

Accretion  of  redeemable  common
     stock                                       -             -       (31,500)             -            -        (31,500)

Net  loss                                        -             -             -       (771,349)           -       (771,349)

Expiration  of  stock  redemption
     feature                                     -           500       499,500              -            -        500,000

Return  of  stock                       (3,000,000)       (3,000)     (177,000)             -      180,000              -
                                        ----------        ------     ---------     ----------     --------     ----------

Balance  at  September  30,  2001       13,888,016     $  13,888    $6,268,490    $(7,518,889)  $  (72,000)   $(1,308,511)
                                        ==========     =========    ==========    ===========   ==========    ===========

        The accompanying notes are an integral part of these statements.

                     Sooner Holdings, Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    Nine month
                                                  Year ended      period ended
                                                 September 30,    September 30,
                                                     2001              2000
                                                --------------    -------------

Increase (Decrease) in Cash and Cash
  Equivalents

Cash  flows  from  operating  activities
     Net  loss                                   $  (771,349)       $(521,380)
     Adjustments to reconcile net loss to
       net  cash provided  by  (used  in)
       operating  activities
         Depreciation, amortization and
           impairment                                526,443          275,564
         Accretion of discount on notes
           and  royalty payable                      148,550          123,580
         Common stock issued for compensation              -           93,000
         Changes  in  assets  and  liabilities
           Accounts  receivable                     (116,254)         (22,374)
           Other current assets and other assets      45,640            3,211
           Accounts  payable                          (6,474)         (46,081)
           Accrued liabilities and other
             liabilities                             136,340          115,141
           Deferred  revenue                          (3,585)         (11,771)
                                                  ----------         --------

             Net  cash  provided  by
              (used  in)  operating activities       (40,689)           8,890

Cash  flows  from  investing  activities
     Purchase  of  property  and  equipment       (1,106,576)        (187,519)
     Decrease  in  restricted  cash                    8,945           24,911
                                                  ----------         --------

             Net cash  used in investing
               activities                         (1,097,631)        (162,608)

Cash  flows  from  financing  activities
     Borrowings  on  notes  payable                2,618,311          321,178
     Repayments  of  notes  payable               (1,200,170)        (225,456)
     Royalty  payments                              (441,000)          (4,076)
     Issuance  of  common  stock                           -           60,000
                                                  ----------         --------

             Net  cash  provided  by
               financing  activities                 977,141          151,646
                                                  ----------         --------

             NET  DECREASE  IN  CASH  AND
               CASH  EQUIVALENTS                    (161,179)          (2,072)

Cash and cash equivalents at beginning of period     175,827          177,899
                                                  ----------         --------

Cash and cash equivalents at end of period       $    14,648        $ 175,827
                                                  ==========         ========

Cash and cash equivalents paid during
  the  period for  interest                      $   354,902        $ 219,469
                                                  ==========         ========

                     Sooner Holdings, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

  Year ended September 30, 2001 and nine month period ended September 30, 2000


Supplemental  Disclosure  of  Noncash  Investing  and  Financing  Activities

During  the  year  ended  September  30,  2001,  the  following  occurred:

     In  connection  with  noncash  stock  transactions,  the  Company recorded:

          A reclassification of the redeemable common stock's redemption value ($500,000) to stockholders' deficit.

          A reduction in notes receivable of $180,000 in exchange for 3,000,000 shares of common stock.

During  the  nine month period ended September 30, 2000, the following occurred:

     In connection with settlement of the lawsuit discussed in Note L, $71,910 was transferred from accrued liabilities to notes payable.

     In  connection  with  noncash  issuances  of  stock,  the Company recorded:

          In exchange for 500,000 shares of stock: intangible assets of $396,000, property of $20,000, com-pensation of $30,000 and redeemable common stock of $446,000.

          In exchange for 5,200,000 shares of stock: notes receivable of $312,000.

          In exchange for 1,666,666 shares of stock: a reduction in stockholder debt of $100,000.

          In exchange for 1,050,000 shares of stock: compensation expense of $63,000.






        The accompanying notes are an integral part of these statements.

                     Sooner Holdings, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2001 and 2000


NOTE  A  -  ORGANIZATION  AND  OPERATIONS

     Sooner Holdings, Inc. ("Sooner" or the "Company"), an Oklahoma corporation, through its subsidiaries, conducts business in three primary industries. Charlie O Business Park Incorporated ("Business Park") is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. ND Acquisition Corp. ("NDAC") is a subsidiary of the Company which operates minimum security correctional facilities. Sooner Communications, Inc. ("Telecommunications"), formed on April 24, 2000, is engaged in providing enhanced services to the telecommunications industry.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a stockholders' deficit of $1,308,511 and has a working capital deficiency of $1,137,375 as of September 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management  Plans
-----------------

Realization of a major portion of the Company's assets is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Plans regarding the Company's primary operations are as follows (however, there is no assurance that these objectives can be achieved):

     NDAC - During the year ended September 30, 2001, NDAC used cash in operations of approximately $31,700. During the year, inmate population averaged between 160 and 195 per day at our Northgate halfway house operation. Expenses increased in connection with certification by the American Correctional Association and increased security and counseling payrolls required as a result of increased inmate population.

     The Company acquired another facility ("Eastgate") to house up to 150 community-sentencing inmates. The security and counseling expense requirements of community sentencing are substantially less than required in halfway house operations. A portion of the negative cash flow for correctional services is associated with the initialization of this community sentencing operation. At such time as the Company attains full capacity of 150 inmates in the community sentencing operation, daily revenues should be approximately doubled.

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2001 and 2000


NOTE  A  -  ORGANIZATION  AND  OPERATIONS  -  CONTINUED

Management  Plans  -  Continued
-------------------------------

     The Company borrowed $737,017 in May 2001, to liquidate the portion of the liability incurred in the purchase of New Direction Centers of America, LLC that was due to unrelated parties. The Company had verbal assurances from another lender to refinance all of the NDAC indebtedness into one long-term note before August 31, 2001. This financing arrangement was never completed. The May 2001 note was restructured as a long-term note, renewable annually, on November 28, 2001. This note is reflected as short-term debt in these financial statements.

     The balance of the New Direction Centers of America, LLC note is due indirectly to two of the major stockholders. They have agreed to forebear demand and collection until after September 30, 2003.

     Charlie O Business Park, Inc. - During the year ended September 30, 2001, Charlie O Business Park, Inc. generated a positive cash flow from operations of approximately $40,300. As of September 30, 2001, Business Park was 100% occupied. This operation is self-supporting.

     Sooner Communications, Inc. - Sooner Communications ("Telecommunications") has generated no revenue to date. Through August 15, 2001, the Company spent approximately $ 157,000 in developing, testing, and attempting to interface our system with our regional customer. As of that date, all employees of Telecommunications were terminated, its president returned 3,000,000 shares of stock (Note H), and most expenses were eliminated. The Telecommunications president agreed to work as needed without compensation to oversee the continuing testing of the system in order to integrate the system into the regional customer's system.

     The Company is working with a regional customer to complete the interface for voice mail into the system of a major telecommunications provider. Certain issues arose concerning the network interface that management believes are resolved. The modification and installation of the system is expected in mid-January 2002. Completion of testing and marketing of the voice mail system is expected by February 1, 2002. At such time as the voice mail system begins generating revenue, the Company will resume development of the unified messaging system.

NOTE  B  -  SUMMARY  OF  ACCOUNTING  POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2001 and 2000


NOTE  B  -  SUMMARY  OF  ACCOUNTING  POLICIES  -  CONTINUED

     1.   Principles  of  Consolidation
          -----------------------------

     The consolidated financial statements include the accounts of Sooner Holdings, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

     2.   Revenue  Recognition
          --------------------

     The Company records rental revenue on a straight-line basis over the term of the underlying leases.

     Correctional service revenues are recognized as services are provided. Revenues are earned based upon the number of housed offenders per day times the contract rate.

     3.   Cash  and  Cash  Equivalents
          ----------------------------

     The Company considers money market accounts and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Restricted cash consists primarily of inmate wages held in trust.

     4.   Property  and  Equipment
          ------------------------

     Property and equipment is stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of five to 40 years. Maintenance, repairs and renewals, which do not materially add to the value of an asset or appreciably prolong its life, are charged to expense as incurred.

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. In the opinion of management, no such events or changes in circumstances have occurred.

     5.   Intangible  Assets
          ------------------

     Intangible assets consist of contract rights which resulted from a business acquisition and the acquisition of software licenses. These contract rights and software licenses are being amortized by the straight-line method over nine and five years, respectively.

     The Company assesses the recoverability of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future cash flows.

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2001 and 2000


NOTE  B  -  SUMMARY  OF  ACCOUNTING  POLICIES  -  CONTINUED

     6.   Other  Assets
          -------------

     Other assets include unamortized loan commitment fees and investments in certificates of deposit, carried at cost, which approximates market value. The loan commitment fees are amortized using the straight-line method over the life of the loan, which does not differ materially from the effective interest method. The investment in certificates of deposit is pledged as collateral on a long-term note payable and is not available for current operations.

     7.   Discounts  on  Notes  and  Royalty  Payables
          --------------------------------------------

     Discounts on notes and royalty payables are amortized by the effective interest method over the term of the underlying obligation. Accretion of discount for the balloon promissory note was approximately $92,000 and $124,000 for the year ended September 30, 2001 and the nine month period ended September 30, 2000, respectively.

     8.   Income  Taxes
          -------------

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

     9.   Fair  Value  of  Financial  Instruments
          ---------------------------------------

     The Company estimates the fair value of its financial instruments based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. All of the Company's financial instruments are held for purposes other than trading. The Company believes that the carrying value of all of its financial instruments approximates fair value as of September 30, 2001 and 2000.

     10.  Loss  Per  Common  Share
          ------------------------

     Basic loss per share has been computed on the basis of weighted average common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as the Company has no outstanding dilutive potential common shares.

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2001 and 2000


NOTE  B  -  SUMMARY  OF  ACCOUNTING  POLICIES  -  CONTINUED

     11.  Use  of  Estimates
          ------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

12.  Reclassifications
     -----------------

     Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

     13.  New  Accounting  Pronouncement
          ------------------------------

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business
     Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     - all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
     - intangible assets acquired in a business combination must be recorded separately from good-will if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
     - goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective October 1, 2001, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     - effective October 1, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
     - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2001 and 2000


NOTE  C  -  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  is comprised of the following as of September 30:

                                                    September 30,   December 31,
                                       Useful life      2001            2000
                                       -----------  -------------  -------------
     Land                                   -        $1,513,400     $1,311,400
     Buildings  and  improvements         12-40       3,062,735      2,187,001
     Machinery  and  equipment             3-12         207,395        178,553
     Vehicles                               5            80,968         80,968
                                                      ---------      ---------
                                                      4,864,498      3,757,922
          Less  accumulated  depreciation               849,788        677,328
                                                      ---------      ---------

                                                     $4,014,710     $3,080,594
                                                      =========      =========

     Depreciation expense totaled $172,460 and $93,475 for the year ended September 30, 2001 and the nine month period ended September 30, 2000, respectively.

NOTE  D  -  INTANGIBLE  ASSETS

     Intangible  assets  are  comprised  of  the  following  as of September 30:

                                                        2001           2000

     Contract  rights                                $1,754,481     $1,754,481
     Software  licenses                                 297,000        396,000
                                                     ----------     ----------

                                                      2,051,481      2,150,481
          Less  accumulated  amortization               738,287        487,432
                                                     ----------     ----------

                                                     $1,313,194     $1,663,049
                                                     ==========     ==========

     Amortization expense totaled $273,955 and $179,068 for the year ended September 30, 2001 and the nine month period ended September 30, 2000, respectively.

     During the year ended September 30, 2001, certain software licenses of telecommunications products were determined to be impaired and written down to their estimated fair value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such assets, was less than carrying value by $75,900. An impairment loss of that amount (included in depreciation and amortization expense) has been charged to operations in 2001.

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2001 and 2000


NOTE  E  -  OTHER  ASSETS

     Other  assets  are  comprised  of  the  following  as  of  September  30:

                                                        2001            2000
                                                    -------------  -------------
     Loan  commitment  fee                           $105,740        $109,868
     Certificates  of  deposit                        299,000         267,000
     Related  party  receivable                             -         101,616
                                                     --------        --------

                                                     $404,740        $478,484
                                                     ========        ========

     Amortization of the loan commitment fee totaled $4,128 and $3,021 for the year ended September 30, 2001 and the nine month period ended September 30, 2000, respectively.

NOTE  F  -  NOTES  PAYABLE

            Notes payable consist of the following at September 30:

                                                        2001            2000
                                                    -------------  -------------
     Notes  payable  to  related  parties,
     interest at 10% per annum, payable on
     demand after  September  30,  2002;
     uncollateralized                                $1,029,944      $1,004,944

     Balloon  promissory  note payable to
     related party, 10% stated interest per
     annum, terms modified September 2001,
     net of discount of $91,753 at September 30,
     2000; modified  terms  call  for this note
     to be payable on demand after September 30,
     2003                                               629,200       1,239,247

     Note payable to bank, interest at New York
     prime plus 2% (effective rate 8% at
     September  30,  2001), due April 20, 2002;
     collateralized by a first mortgage on land,
     building  and  certificates  of  deposit           496,145         530,242

     Revolving  line  of  credit  with  Bank  One,
     maximum  credit limit of $35,000, interest
     payable monthly at 3.25% over bank's prime
     rate, principal payable May 2005;
     uncollateralized                                    15,268           5,000

     Installment note payable, interest at 8.8%,
     due  August  1,  2009; collateralized by
     first  mortgage  on  real  estate                2,468,102       2,484,212

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2001 and 2000


NOTE  F  -  NOTES  PAYABLE  -  CONTINUED

                                                        2001            2000
                                                    -------------  -------------
     Note  payable to bank, interest at 8.5%,
     principal and interest due November 28,
     2002;  collateralized by first mortgage
     on  real  estate                                   737,017                -

     Note payable to bank, interest payable
     monthly at prime plus 1% (effective rate
     7% at September 30, 2001), due August 12,
     2002; collateralized by second mortgage
     on  real  estate                                   422,950                -

     Installment note payable to corporation,
     interest  at  8%; due May 8, 2016;
     collateralized by first mortgage on
     land  and  building                                988,325                -

     Note payable to related  party,  interest
     at  10%, due on demand                                   -           17,842
                                                      ---------        ---------
                                                      6,786,951        5,281,487
          Less  current  portion                        976,037        1,808,441
                                                      ---------        ---------

                                                     $5,810,914       $3,473,046
                                                      =========        =========

     Aggregate future maturities of notes payable at September 30, 2001 are as follows:

          Year  ending  September  30
               2002                                  $  976,037
               2003                                   1,828,802
               2004                                     696,362
               2005                                      88,210
               2006                                      79,221
               Thereafter                             3,118,319
                                                      ---------

                                                     $6,786,951
                                                      =========

NOTE  G  -  ROYALTY  PAYABLE

     As a part of a business acquisition, the Company assumed a royalty payable to an individual. The agreement required monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC through April 2017. Future minimum payments under this agreement were $1,200,000 and a discount of $934,260 was imputed at the date of purchase. Interest expense for the year ended September 30, 2001 and the nine month period ended September 30, 2000 was approximately $57,000 and $50,000, respectively.

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2001 and 2000


NOTE  G  -  ROYALTY  PAYABLE  -  CONTINUED

     Effective September 24, 2001, the Company modified this agreement by making a cash payment of $375,000 and issuing a 7%, $100,000, uncollateralized note payable. No gain or loss was recognized on the modification and the carrying value of the note is approximately $115,000.

     Aggregate future principal maturities of the royalty payable at September 30, 2001 are as follows:

          Year  ending  September  30
                2002                                 $  22,558
                2003                                    22,937
                2004                                    23,517
                2005                                    24,111
                2006                                    21,941
                                                      --------
                                                       115,064
          Less  current  portion                        22,558
                                                      --------

                                                     $  92,506
                                                      ========

NOTE  H  -  STOCKHOLDERS'  DEFICIT

     Common  Stock
     -------------

     Effective April 29, 2000, the Company entered into an agreement to acquire certain software licenses, hardware and services in exchange for 500,000 shares of the Company's restricted common stock, which were subject to a put feature. As of that date, the Company believed the value of the stock to be $.06 per share, or $30,000, and the value of the put feature to be $416,000.

     The stock was recorded as redeemable common stock and excluded from stockholders' deficit. The difference between the carrying value of the stock and its redemption value was accreted by periodic charges to additional paid-in capital. During the year ended September 30, 2001, the put feature expired and the redeemable common stock was reclassified to stockholders' deficit.

     On April 27, 2000, a $100,000 note payable to a related party was converted to equity, using the quoted market price on the date of the transaction ($.06 per share). This resulted in the issuance of 1,666,666 shares of common stock.

     On April 29, 2000, the Company issued 6,250,000 shares of common stock to employees and nonemployees in exchange for services of approximately $63,000 and notes receivable of $312,000.

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2001 and 2000


NOTE  H  -  STOCKHOLDERS'  DEFICIT  -  CONTINUED

     Common  Stock  -  Continued
     ---------------------------

     On August 6, 2001, the Company received 3,000,000 shares of its common stock in exchange for the cancellation of a note receivable in the amount of $180,000.

     Preferred  Stock
     ----------------

     The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of September 30, 2001.

     Employee  Stock  Option  Plan
     -----------------------------

     The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On June 21, 2000, the Company granted 600,000 options to purchase its common shares to an officer and director. Such options expire June 21, 2003.

     The Company uses the intrinsic value method to account for its stock option plan in which compensation is recognized only when the fair value of the underlying stock exceeds the exercise price of the option at the date of grant. The exercise price of all options equaled or exceeded market price of the stock at the date of grant. Accordingly, no compensation cost has been recognized for the options issued. Had compensation cost been determined based on the fair value of the options at the grant dates, the Company's net loss and loss per share would have been increased to the pro forma amounts as indicated below.

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2001 and 2000


NOTE  H  -  STOCKHOLDERS'  DEFICIT  -  CONTINUED

     Employee  Stock  Option  Plan  -  Continued
     -------------------------------------------

                                                                 Nine  month
                                               Year  ended      period  ended
                                              September  30,    September  30,
                                                   2001              2000
                                              --------------    --------------
     Net  loss
          As  reported                          $(771,349)        $(521,380)
          Pro  forma                            $(776,533)        $(522,676)

                                                                 Nine  month
                                               Year  ended      period  ended
                                              September  30,    September  30,
                                                   2001              2000
                                              --------------    --------------
     Loss  per  share
          As  reported                          $    (.05)        $    (.04)
          Pro  forma                            $    (.05)        $    (.04)

     The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000: No expected dividends; expected volatility of 38%, risk-free interest rate of 6.56% and expected lives of three years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2001 and 2000


     A summary of the status of the Company's stock option plan as of September 30, 2001 and 2000 and changes during the year and nine month period ended are presented below.

                                           2001                   2000
                                               Weighted                Weighted
                                                average                 average
                                               exercise                exercise
                                    Shares       price       Shares      price
                                   --------    --------     --------   --------
     Outstanding  at  beginning
          of  period               600,000       $0.33            -      $   -
               Granted                   -       $   -      600,000      $0.33
               Exercised                 -       $   -            -      $   -
               Forfeited                 -       $   -            -      $   -
                                   -------        ----      -------       ----

     Outstanding  at  end  of
          period                   600,000       $0.33      600,000      $0.33
                                   =======                  =======

     Options  exercisable  at
          period  end              600,000       $0.33      600,000      $0.33

     Weighted average fair
          value of options
          granted during
          the  period                             N/A       Nominal

     The following table summarizes information about fixed-price stock options outstanding at September 30, 2001:

                           Options outstanding              Options exercisable
                -----------------------------------------  ---------------------
                                Weighted-
                                 average     Weighted-                 Weighted-
                    Number      remaining     average       Number      average
                 outstanding   contractual    exercise    exercisable   exercise
                 at 9/30/00       life         price      at 9/30/00     price
                ------------- ------------- -----------  ------------- ---------
Exercise price
    Exercise price  600,000       1.75  years  $0.33        600,000      $0.33
        $0.33

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2001 and 2000


NOTE  I  -  INCOME  TAXES

     The Company's effective income tax rate differed from the federal statutory rate of 34% as follows for the periods ended September 30:

                                                       2001            2000
                                                  --------------  --------------
     Income taxes at federal statutory rate        $  (262,259)    $  (177,269)
     Change in valuation allowance, net of
       change in estimate of deferred tax
       liability                                       397,610         163,212
     State income taxes at statutory rate              (43,196)        (28,491)
     Effect  of  graduated  rates                       (8,950)         (1,525)
     Revisions  of  prior  year  estimates             (74,850)         24,094
     Other, including revisions of prior
       year  estimates                                  (8,355)         19,979
                                                   -----------     -----------

               Total  tax  benefit                 $         -     $         -
                                                   ===========     ===========

     Components  of  deferred  taxes  are  as  follows  at  September  30:

                                                       2001            2000
                                                  --------------  --------------
     Assets
          Property  and  equipment                 $    29,177     $    32,500
          Intangible  assets                           120,673         217,977
          Tax  loss  carryforward                    1,937,376       1,878,584
          Valuation  allowance                      (2,081,542)     (1,683,932)
                                                     ---------       ---------

                                                         5,684         445,129
     Liabilities
          Royalty payable and accrued liabilities       (5,684)       (445,129)
                                                    ----------      ----------

               Total                               $         -     $         -
                                                    ==========      ==========

     The valuation allowance increased $397,610 and $163,212 for the year ended September 30, 2001 and the nine month period ended September 30, 2000, respectively.

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

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2001 and 2000


NOTE  I  -  INCOME  TAXES  -  CONTINUED

     At September 30, 2001, the Company has net operating loss carryforwards for income tax purposes as follows:

                 Expiration  date
                       2002                               $     61,000
                       2003                                    580,000
                       2004                                    759,000
                       2005                                    646,000
                       2006                                    390,000
                       2007                                    256,000
                       2008                                    707,000
                       2009                                    244,000
                       2010                                    358,000
                       2013                                     29,000
                       2018                                    280,000
                       2019                                     96,000
                       2020                                    274,000
                       2021                                    300,000
                                                           -----------

                                                          $  4,980,000
                                                           ===========

NOTE  J  -  RELATED  PARTY  TRANSACTIONS

New  Directions  Centers  of  America  LLC
------------------------------------------

     As part of a business acquisition effective June 1, 1998, the Company issued a note payable to New Directions Centers of America LLC ("NDLLC") which is owned partially (24%) by the Company's president and chairman.

     Related  Party  Obligations
     ---------------------------

     The following table reflects amounts owed to related parties as of September 30:

                                      2001                         2000
                           ---------------------------- ----------------------------
                              Notes    Accounts payable    Notes    Accounts payable
                             Payable,    and accrued      Payable,    and accrued
                               net       liabilities        net       liabilities
                           ----------- ---------------- ----------- ----------------
     President  and
          Chairman         $  729,944    $  195,276     $  704,944    $  118,334
     Aztore Holdings, Inc.     300,000        57,390        300,000        27,513
     NDLLC                    629,200             -      1,239,247             -
     David  Talbot                  -             -         17,842             -
                           ----------    ----------     ----------    ----------
     Total related party
          liabilities      $1,659,144    $  252,666     $2,262,033    $  145,847
                           ==========    ==========     ==========    ==========

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                           September 30, 2001 and 2000


NOTE  J  -  RELATED  PARTY  TRANSACTIONS  -  CONTINUED

The Company has an account receivable from NDLLC related to legal fees paid by the Company on behalf of NDLLC in defense of a lawsuit. The receivable balance at September 30, 2000 was $101,616. This amount was written off during 2001.

In addition, at September 30, 2001, the president and chairman has personally guaranteed $496,145 of the Company's notes payable (see Note F).

NOTE  K  -  LEASES

The Company's subsidiary, Business Park, leases commercial business sites to several different entities. Minimum future rentals on noncancelable leases are as follows at September 30, 2001:

                 2002                                  $387,834
                 2003                                   252,139
                 2004                                    85,500
                 2005                                    30,000
                 2006                                    24,000
                 Thereafter                               2,000
                                                       --------

                                                       $781,473
                                                       ========

NOTE  L  -  COMMITMENTS  AND  CONTINGENCIES

     During 1998, a lawsuit was filed by Talbot against the Company related to the purchase of NDLLC and Horizon Lodges of America, Inc. On January 18, 2000, a settlement was reached. The terms of the settlement included a payment of approximately $76,000 by the Company to Talbot during 2000 and a deferred payment of approximately $11,000 as consideration for dropping all claims against the Company.

     On June 4, 2001, Talbot Investment Company was awarded a judgment against the Company of approximately $57,000 for payment of real estate and lease commissions from Business Park. The award has been appealed by the Company and management, upon advice by counsel, believes it is likely the judgment will be reversed; as such, a provision for the award has not been recorded in the accompanying financial statements.

     The Company is involved in certain other administrative proceedings arising in the normal course of business. In the opinion of management, such matters will be resolved without material effect on the Company's results of operations or financial condition.

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2001 and 2000


NOTE  M  -  SEGMENT  INFORMATION

     The Company operates in the following three segments: commercial leasing, correctional facility and telecommunications. Information concerning the Company's business segments is as follows as of and for the:

                                                                   Nine month
                                                 Year ended       period ended
                                                 September 30,    September 30,
                                                     2001              2000
                                                --------------    --------------
     Revenues
          Commercial  leasing                    $   458,201       $   301,924
          Correctional  facility                   2,252,327         1,240,666
                                                 -----------       -----------

               Total                             $ 2,710,528       $ 1,542,590
                                                 ===========       ===========

     Segment  earnings  (loss)
          Commercial  leasing                    $    42,771       $    15,873
          Correctional  facility                    (292,607)         (175,028)
          Telecommunications                        (345,955)         (231,779)
          Corporate                                 (175,558)         (130,446)
                                                 -----------       -----------

               Total                             $  (771,349)      $  (521,380)
                                                 ===========       ===========

     Identifiable  assets
          Commercial  leasing                    $  2,874,867      $ 2,586,649
          Correctional  facility                    3,163,243        2,415,657
          Telecommunications                          270,607          456,272
          Corporate                                   891,138        1,001,482
          Eliminations                             (1,131,449)        (872,276)
                                                 -----------       -----------

               Total                             $  6,068,406      $ 5,587,784
                                                 ============      ===========

     Depreciation  and  amortization
          Commercial  leasing                    $     79,500      $    56,101
          Correctional  facility                      256,874          178,792
          Telecommunications                          189,209           40,368
          Corporate                                       860              303
                                                 -----------       -----------

               Total                             $    526,443      $   275,564
                                                 ============      ===========

                     Sooner Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                          September 30, 2001 and 2000


NOTE  M  -  SEGMENT  INFORMATION  -  CONTINUED

                                                                   Nine month
                                                 Year ended       period ended
                                                 September 30,    September 30,
                                                     2001              2000
                                                --------------    --------------
     Additions  to  long-lived  assets
          Commercial  leasing                    $     34,084      $    40,381
          Correctional  facility                    1,065,981           64,269
          Telecommunications                            6,511          492,846
          Corporate                                         -            6,023
                                                 ------------      -----------

               Total                             $  1,106,576      $   603,519
                                                 ============      ===========

     Interest  expense
          Commercial  leasing                    $    223,816      $   166,297
          Correctional  facility                      385,736          229,343
          Corporate                                    59,745           39,578
                                                 ------------      -----------

               Total                             $    669,297      $   435,218
                                                 ============      ===========

     Identifiable assets are those assets used in the Company's operations in each area. Corporate income includes general and administrative costs and corporate assets consist primarily of cash and other current assets.

NOTE  N  -  SIGNIFICANT  CUSTOMERS

     The Company contracts with various governmental agencies to provide correctional services. The contracts generally specify for the Company to provide correctional services, including complete residential services. As of September 30, 2001 and 2000, the Company had one significant contract with the Oklahoma Department of Corrections. Compensation paid to the Company is based on a per-person, per-day basis. Revenues generated from this contract during 2001 and 2000 comprised 76% and 80% of total Company revenues, respectively. This contract is renewable annually.

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURES

     None.

                                    PART III
                ITEM 9. Directors, Executive Officers, Promoters
                      and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act

Directors  of  Sooner  Holdings,  Inc.

     Our current directors and their principal occupation are listed below. R.C. Cunningham III is the son of R.C. Cunningham II, the president and chairman. The ownership amount and percent represents shares of our common stock beneficially owned by each of them as of December 15, 2001:

                                                                 Ownership (1)
                            Director                           -----------------
       Name           Age    Since     Principal Occupation     Amount   Percent
--------------------- ----  --------  -----------------------  --------- -------
R.C.  Cunningham  II   74   06/01/89  Chairman  and
                                      President,  Sooner
                                      Holdings,  Inc.          6,394,081  46.0

Ron  Alexander,        59   12/31/99  Vice President, ND
Sr. (2)                      (appt    Acquisition Corp.        1,442,000  10.4
                            12/31/99

Brian  Bothroyd        38   04/25/00  President, Sooner              -0-   -0-
                                      Communications, Inc.

R.C. Cunningham III    36   07/03/97  Vice President,
                                      Sooner Holdings, Inc.       72,129    *
-------------------------

*     Less  than  1%

(1) The amount and percent of ownership is based on the total shares of common stock outstanding of 13,888,016 shares as of December 15, 2001.

(2) Includes 242,000 shares owned by C&R Investments, LLC ("CRI") of which Mr. Alexander is president and sole owner (see further discussion under "Relationship with C&R Investments" under Item 12 - Certain Relationships and Related Transactions).

Directors  of  the  Subsidiaries.

                                                                       Director
       Name           Age     Principal Occupation       Subsidiary     Since
--------------------- ---- -------------------------- --------------- ----------
R.C. Cunningham II     74  Chairman  and  President,  CO Park          06/01/89
                           Sooner Holdings, Inc.      NDAC             09/04/97

R.C. Cunningham III    36  Vice President, Secretary  CO  Park         07/03/97
                           Sooner  Holdings,  Inc.    NDAC             09/04/97

Resumes of Directors

     R.C. Cunningham II. Mr. Cunningham has been our chairman of the board and president since June 1988 and its subsidiaries since their respective inceptions. From 1965 to 1986, Mr. Cunningham was in the construction business as CEO and owner of Rayco Construction Company. Mr. Cunningham continues to serve as president of Midwest Property Management and Service Co., Inc., a company involved in real estate property management.

     R.C. Cunningham III. Mr. Cunningham has been the secretary and a director of Sooner Holdings, Inc. since July 1997 and the treasurer since March 1998. Mr. Cunningham has also been the secretary of two of its subsidiaries: Charlie O Beverages, Inc. and CO Park since July 1997 and of NDAC since September 1997. From May 1988 to June 2000, Mr. Cunningham was continuously employed as a mortgage banker with various lending institutions. In June of 2000 he joined Sooner Holdings full time as vice president. Mr. Cunningham has a BA Degree in real estate finance from the University of Oklahoma.

     Ronnie M. Alexander, Sr. Mr. Alexander became a director of Sooner Holdings, Inc. in 1999 and has been president of NDAC since January 1, 2001, and director of operations of NDAC since 1996. His employment background includes various sales positions, commercial real estate broker, and retail management positions. Mr. Alexander holds a degree from the University of Oklahoma.


Executive  Officers,  Promoters  and  Control  Persons

     Our current executive officers as of September 30, 2001, or our subsidiaries and their positions held in the Company or its subsidiaries are listed in the table below. Officers are appointed by the board. R.C.
Cunningham  III  is  the  son of R.C. Cunningham II, the president and chairman.

       Name          Age                  Title                    Officer Since
       ----          ---                  -----                    -------------
R.C. Cunningham II    74        CEO and President, Sooner             06/01/88*
                                Holdings,  Inc.
                                CEO and President, Charlie O          03/15/91*
                                Business  Park Incorporated           09/04/97*
                                CEO,  ND  Acquisition  Corp.
                                Secretary, Sooner Communications,     04/26/00
                                Inc.

Ron Alexander, Sr.    59        President,  ND  Acquisition Corp      06/01/98

Brian Bothroyd        38        President, Sooner Communications,

                                Inc.                                  04/25/00*
                                Secretary, Sooner Holdings, Inc.      07/03/97
                                Treasurer, Sooner Holdings, Inc.      03/31/98
                                Secretary and Treasurer, Charlie O
                                Business  Park Incorporated           07/03/97
                                Secretary and Treasurer, ND
                                Acquisition Corp.                     09/04/97*

R.C. Cunningham III   36        Vice President, Sooner Holdings, Inc. 07/01/00*
--------------------------

*     Date  of  inception  of  the  respective  companies.


Compliance  with  Section  16(a)  of  the  Exchange  Act

     Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file certain reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms that they file.

     Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, we believe that during fiscal 2001 all the reporting persons complied with Section 16(a) filing requirements.

                        ITEM 10. Executive Compensation

The table below sets forth all compensation awarded to, earned by, or paid to our executive officers during the last three years:

                                                            Long Term Compensation
                                                            ----------------------
                                                              Awards                Payouts
                                                            ----------              -------
                       Annual Compensation                              Securities
----------------------------------------------------------  Restricted  Underlying
     Name and                                 Other Annual     Stock     Options/    LTIP      All Other
Principal Position     Year   Salary   Bonus  Compensation    Awards       SARS     Payouts  Compensation
--------------------  ------  -------  -----  ------------  ----------  ----------  -------  ------------
R. C Cunningham, II,   2001   $ 30,200       0        0           0           0        0             0

  CEO                  2000   $      0       0        0           0           0        0             0
                       1999   $      0       0        0           0           0        0             0
Ronnie M. Alexander,   2001   $120,000 $14,329        0           0           0        0       $23,705
  Director and         2000   $ 55,000       0        0           0           0        0       $11,628
  President,           1999   $      0       0        0           0           0        0             0
  NDAC
R. C. Cunningham,      2001   $ 18,470       0        0           0           0        0        $1,272
  III, Director,       2000   $  5,540       0        0           0           0        0             0
  Secretary, and       1999   $      0       0        0           0           0        0             0
  Treasurer
Brian K. Bothroyd,     2001   $ 20,000       0        0           0           0        0        $4,476
  President,           2000   $ 55,000       0        0           0           0        0             0
  Communications       1999   $      0       0        0           0           0        0             0
------------------------------------------------------------------------------------------------------

Stock Options. We have adopted a Year 2000 Stock Option Plan, the major provisions of which Plans are as follows:

     Options granted under the plans may be "employee incentive stock options" as defined under Section 422 of the Internal Revenue Code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plans enable the option committee of the board of directors to grant up to two million stock options to employees and consultants from time to time. The option committee has granted options as follows:

                                             No.  of
                                             Shares
                              Expiration     Subject             Exercise
                                  Date      to  Option             Price
                              ----------    ----------           --------
Melissa  S.  Fletcher          06-21-03       300,000             $0.333
R.C.  Cunningham  III          06-21-03       300,000             $0.333

Directors. There are no arrangements pursuant to which our directors are compensated for their services as a director.

Employment Contracts. We have no employment contracts with any person or any compensatory plan or arrangement with any person that would result from the resignation, retirement or any other termination of a person's employment with us or our subsidiaries or from a change in control of the company or a change in a person's responsibilities following a change in control of the company.

Bonuses  and  Deferred  Compensation

     We paid no cash bonuses to any executive officer during the year ended September 30, 2001. We did not have any deferred compensation plan or arrangement pursuant to which benefits, remuneration, value, or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any of our executive officers as of September 30, 2001.

Compensation Pursuant to Plans Including Pension, Stock Option, and Stock Appreciation Rights Plans

     As of December 15, 2001, other than our 2000 Stock Option Plan, we do not have any stock appreciation rights plans, phantom stock plans, or any other incentive or compensation plan or arrangement pursuant to which benefits, remuneration, value, or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any of our executive officers.


Termination  of  Employment  and  Change  of  Control  Arrangement

     During the year ended September 30, 2001, no officer, director, or principal shareholder either received or is to receive any remuneration as a result of either the termination of such person's employment whether by resignation, retirement, or otherwise; or a change of control of the Company or a change in such individual's responsibilities following a change in control of the Company.


                     ITEM 11. Security Ownership of Certain
                        Beneficial Owners and Management

     The table below sets forth certain information regarding the beneficial ownership of our common stock as of December 15, 2001 by each shareholder who is known by us to be the beneficial owner of more than 5% of our voting securities, by each director and by each executive officer and by all directors and officers as a group.

                                       Number of
        Names and Addresses of           Common        Percent of
          Beneficial Owners            Shares (1)         Class
     -----------------------------    -----------    ----------------
R. C. Cunningham II (5)
2680  W.  Interstate  40
Oklahoma  City,  OK  73108             6,394,081          46.04%

Sheldon  L.  Miller  (2)
3000  Town  Center,  Ste.  1700
Southfield,  MI  48075                   502,718           3.62%

Michael  S.  Williams  (3)
3710  E.  Kent  Drive
Phoenix,  AZ  85044                    1,006,256           7.25%

Lanny  R.  Lang  (4)
3536  E.  Saltsage  Drive
Phoenix,  AZ  85044                      729,183           5.25%

R.  C.  Cunningham  III  (5)
6408  Boulevard  View
Alexandria,  VA  22307                    72,129              *

Ron  Alexander,  Sr.  (6)(7)(8)
2901  McGee  Street
Norman,  OK  73072                     1,442,000         10.38%

All officers and directors as
  a group (4 persons)                  7,908,210          56.94%
--------------------------

*     less  than  1%

     Unless otherwise indicated, to our knowledge, each person or group possesses sole voting and sole investment power with respect to the shares shown opposite the name of such person or group. Shares not outstanding, but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days, are treated as outstanding only when determining the amount and percent owned by such person or group.

(1) The number of shares and percent are based on the current number of shares of common stock outstanding of 13,888,016 shares.

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

(5)  An  officer  and  director  of  Sooner  Holdings,  Inc

(6)  A  director  of  Sooner  Holdings,  Inc.

(7)  An  officer  of  a  subsidiary.

(8) Includes 242,000 shares of common stock owned by C&R Investments of which Mr. Alexander is the President and sole owner.


Forward-Looking  Statements

     Certain statements and information contained in this report under the headings "Description of Business" and "Management's Discussion and Analysis or Plan of Operation" concerning future, proposed, and our anticipated activities, certain trends with respect our revenue, operating results, capital resources, and liquidity or with respect to the markets in which we compete and other statements contained in this report regarding matters that are not historical facts are forward-looking statements, as such term is defined in the Securities Act. Forward-looking statements, by their very nature, include risks and uncertainties, many of which are beyond our control. Accordingly, actual results may differ, perhaps materially, from those expressed in or implied by such forwarding-looking statements.

            ITEM 12. Certain Relationships and Related Transactions

     We have adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms consistent with industry standards and approved by a majority of the disinterested directors of the Board and based upon a determination that these transactions are on terms no less favorable to us than those which could be obtained by unaffiliated third parties. This policy could be terminated in the future. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board or a committee thereof which approves such a transaction.

     We consider the following transactions to be significant of disclosure pursuant to Regulation 228.404 of Regulation S-B. Any references to Notes refer to the Notes to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB (the "2001 10-KSB").



Relationship  with  Aztore  Holdings,  Inc.  (formerly  ShareData  Inc.)

     Effective November 1, 1999, we reached an agreement with Aztore and associated companies to exchange approximately $450,000 in notes payable and accrued interest. In exchange for the notes payable and accrued interest, we issued two notes for $120,000 and $180,000 bearing interest at 10%, with preferential liquidation terms. This transaction resulted in a non-cash gain to us of approximately $107,000, net of tax.


Relationship  with  R.C.  Cunningham  II

     Mr.  Cunningham  has  personally  guaranteed  all  of  our  notes  payable.



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

10.12             Option Agreement by and between Sooner
                  Holdings, Inc., ND Acquisition Corp.,
                  New  Direction  Centers  of America, LLC,
                  and Horizon Lodges of America, Inc. dated
                  September  9,  1997                                  (2)

10.13             Purchase and Sale Agreement dated May 7, 1998        (2)

10.15             Promissory  Note  between Sooner Holdings,
                  Inc. and Bulldog Investment Company,  an
                  Arizona  limited  liability  company                 (3)

10.16             Promissory  Note  between  Sooner  Holdings,
                  Inc. and Aztore  Holdings, Inc., an Arizona
                  corporation                                          (3)

10.17             Agreement  Re:  Debt  Cancellation  and
                  Release  of  Liability  dated November 1, 1999
                  between Sooner Holdings, Inc., Bulldog
                  Investment Company, LLC, and Aztore  Holdings, Inc.   (3)

19.1 thru 19.6    Other agreements                                     (1)

22.1              Subsidiaries of the registrant                       (4)

Footnotes:
----------

(1) Incorporated by reference to our Form 10-KSB for the year ended December 31, 1995 (file no. 0-18344).
(2)     Filed  as  an  Exhibit  to  our  Form 8-K, filed June 23, 1999 (file no.
        0-18344).
(3) Filed as an Exhibit to our Form 10-KSB, filed April 20, 2000 (file no. 0-18344).
(4) Filed as an Exhibit to our Form SB-2, filed September 29, 2000 (file no. 0-18344).



Reports  on  Form  8-K

     None.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December  28,  2001

                                                 SOONER HOLDINGS, INC.
                                                 ---------------------
                                                      (Registrant)

                                               By:/s/R.C.  Cunningham  II
                                                  ------------------------------
                                                  R.C. Cunningham II

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


        Signature                        Title                          Date
        ---------                        -----                          ----


/s/                            Chairman  of  the  Board,  Chief
                               Executive  Officer  and  President     12/28/01
----------------------
R.C. Cunningham II


/s/                            Secretary, Treasurer  and
                               Director                               12/28/01
-----------------------
R.  C.  Cunningham  III


/s/                            Director                               12/28/01
---------------------
Ronnie  M.  Alexander


/s/                            Chief Financial Officer                12/28/01
--------------------
M.  T.  Buxton,  III