Form 10QSB
period 2001-12-31
SOONER HOLDINGS INC /OK/
filed 2002-02-14
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from to _________

Commission  File  Number:     0-18344
                              -------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,888,016 shares of common stock as of February 1, 2002.

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements

                              SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                  (unaudited)
                                December 31, 2001

                                                                    December 31,
                                                                        2001
                                                                    ------------
                                     ASSETS

Current  assets:
  Cash and cash equivalents                                         $    27,691
  Restricted Cash                                                             -
  Accounts receivable - net                                             240,211
  Other current assets                                                   92,533
                                                                    -----------
        Total current assets                                            360,435

Property and equipment, net                                           3,975,611
Intangible assets, net of accumulated amortization of $892,233        1,249,655
Other assets, net                                                       403,592
                                                                    -----------

                                                                    $ 5,989,293
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current  liabilities:
  Accounts payable                                                  $   199,235
  Accrued liabilities                                                   409,852
  Current portion of notes payable and royalty payable                1,751,388
  Deferred revenue                                                       24,900
                                                                    -----------
        Total current liabilities                                     2,385,375

Notes payable, less current portion and net of discount
  of $57,346                                                          5,040,327

Royalty payable, less current portion of $ 22,993                        84,377
                                                                    -----------
        Total Liabilities                                             7,510,079
                                                                    -----------

Shareholders'  deficit:
  Preferred stock; undesignated, 10,000,000 shares  authorized,
    no  shares  issued  and  outstanding                                      -
  Common stock; $.001 par value, 100,000,000 shares authorized,
    13,888,016  shares  issued  and  outstanding,                        13,888
  Additional paid-in-capital                                          6,268,490
  Accumulated deficit                                                (7,731,164)
  Related party receivables from stock purchases                        (72,000)
                                                                    -----------
        Total Shareholders' deficit                                  (1,520,786)
                                                                    ------------

                                                                    $ 5,989,293
                                                                    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Operations
                                  (unaudited)

                                                    For the three months ended
                                                           December 31,
                                                     2001               2000
                                                 -----------        -----------
Revenues:
  Commercial Leasing                             $   110,151        $   104,748
  Correctional Facility Services                     555,313            509,855
                                                 -----------        -----------
        Total revenues                               665,464            614,603
                                                 -----------        -----------
Operating  Expenses:
  Cost of Correctional Facility Services             322,932            198,948
  Cost of Commercial Leasing                          27,572             25,110
  General and administrative                         250,719            336,721
  Depreciation and amortization                      113,175            109,576
                                                 -----------        -----------
        Total operating expenses                     714,398            670,355
                                                 -----------        -----------

Income from operations                               (48,934)           (55,752)

Interest expense                                    (169,707)          (155,017)
Other income (expense)                                 6,366              2,954
                                                 -----------        -----------

Net (Loss) Income                                $  (212,275)       $  (207,815)
                                                 ===========        ===========

Basic and diluted loss per common share          $     (0.02)       $     (0.01)
                                                 ===========        ===========

Weighted average common shares outstanding        13,888,016         16,888,016
                                                 ===========        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                  (unaudited)

                                                    For the three months ended
                                                           December 31,
                                                     2001               2000
                                                 -----------        -----------
Cash  flows  from  operating  activities:
  Net loss                                       $  (212,275)       $  (207,815)
  Adjustments to reconcile net loss to net
    cash provided by (used) in operating
    activities:
      Accretion of interest                                -             34,408
      Depreciation and amortization                  113,175            109,576
      Loss on disposal of property                       239                  -
      Changes  in  assets  and  liabilities:
         Accounts receivable                          33,079            (25,421)
         Other current assets and other assets       (47,262)           (25,229)
         Accounts payable                            102,628             24,245
         Accrued liabilities                          52,308             55,551
         Deferred revenue                              4,150              2,000
                                                 -----------        -----------
    Net cash provided by (used in) operating
      activities                                      46,042            (32,685)
                                                 -----------        -----------

Cash  flows  from  investing  activities:
  Proceeds from sale of property                         500                  -
  Increase (Decrease) in restricted cash               2,553              3,246
  Purchases of property and equipment                (10,129)           (20,940)
                                                 -----------        -----------
    Net cash used in investing activities             (7,076)           (17,694)
                                                 -----------        -----------

Cash  flows  from  financing  activities:
  Repayments of long term debt and royalty           (35,523)           (27,329)
  Net borrowings on line of credit                     9,600             17,534
                                                 -----------        -----------
    Net cash used in financing activities            (25,923)            (9,795)
                                                 -----------        -----------

Net increase (decrease) in cash                       13,043            (60,174)
Cash at beginning of period                           14,648            175,827
                                                 -----------        -----------

Cash at end of period                            $    27,691        $   115,653
                                                 ===========        ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest       $    99,171        $    94,513
                                                 ===========        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                December 31, 2001


NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

Organization  and  operations
-----------------------------

     Sooner Holdings, Inc., an Oklahoma corporation, operates primarily through three of its subsidiaries. New Directions Acquisition Corp. (NDAC) owns and operates two minimum security correctional facilities in Oklahoma City, Oklahoma and Charlie O Business Park Incorporated (Business Park) is engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. Sooner Communications, Inc. (Communications) supplies hardware and software solutions to independent telecommunications providers.

Basis  of  presentation
-----------------------

     The unaudited consolidated financial statements presented herein have been prepared by us, without audit, pursuant to the rules and regulations for interim financial information and the instructions to Form 10-QSB and Regulation S-B. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2001 (the "2001 Form 10-KSB"). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals only) which are necessary to present fairly our consolidated financial position, results of operations, and cash flows. Operating results for interim periods are not necessarily indicative of the results which may be expected for the entire year.

Management  plans
-----------------

     For the fiscal year ending September 30, 2001, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying consolidated financial statements have been prepared contemplating our continuation as a going concern. We have suffered recurring losses from operations, have a shareholders' deficit of $1,520,786 and have a working capital deficiency of $2,024,940 at December 31, 2001. In view of these matters, realization of a major portion of our assets is dependent upon our ability to meet our financing requirements and the success of our future operations. We believe that our plans to revise our operating and financial requirements, as described more fully in the 2001 Form 10-KSB, provide us the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

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

Reclassifications
-----------------

     Certain reclassifications have been made to the fiscal year 2001 financial statements to conform to the 2002 presentation.


NOTE  2  -  Property  and  Equipment

     Property and equipment as of December 31, 2001 is comprised of the following:

  Land                                                              $ 1,513,400
  Buildings and improvements                                          3,065,798
  Machinery and equipment                                               212,983
  Vehicles                                                               80,968
                                                                    -----------
                                                                      4,873,149
  Less accumulated depreciation                                         897,538
                                                                    -----------

    Property and equipment, net                                     $ 3,975,611
                                                                    ===========

NOTE  3  -  OTHER  ASSETS

     Other  assets  at  December  31,  2001  is  comprised  of  the  following:

  Loan commitment fee, less amortization of $10,485                 $   104,592
  Certificates of deposit                                               299,000
                                                                    -----------
    Other assets, net                                               $   403,592
                                                                    ===========

NOTE  4  -  NOTES  PAYABLE

     Notes  payable  as  of  December  31,  2001  consists  of  the  following:

Installment note payable, interest at 8.8%, due
  August 1, 2009; collateralized by first mortgage on real estate   $ 2,463,701

Notes  payable to related parties, interest at
  10% per annum, due after December 31, 2002.
  Subordinate to first mortgage on correctional facility.             1,039,944

Revolving  line  of  credit  from  Bank, interest
  at prime plus 3.25%, currently 7.5%,  matures.
  May  5,  2005, collateralized by accounts receivable.                  14,668

Note  payable to bank, interest at 8.5%, principal
  and interest due November 28, 2002;  collateralized
  by  first  mortgage  on  real  estate.                                737,017

Note  payable to bank, interest payable monthly at
  prime plus 1% (effective rate of  5.25%  at
  December 31, 2001), due August 12, 2002;
  collateralized by second mortgage  on  real  estate.                  417,394

Installment  note  payable  to  corporation,
  interest  at  8%; due May 8, 2016; collateralized  by
  first  mortgage  on  land  and  building.                             983,356

Balloon  promissory  note  payable  to  related  party
  (see Note 6), 10% stated interest  per  annum.
  Due  after  September  30,  2003.                                     629,200

Note  payable  to  bank,  interest  at  New  York
  prime plus 2%, currently 6.5%, collateralized  by a
  first mortgage on land and facility owned by us.
  Due April 20,  2002.                                                  483,442
                                                                    -----------
                                                                      6,768,722
Less current portion                                                  1,728,395
                                                                    -----------
    Notes payable                                                   $ 5,040,327
                                                                    ===========

NOTE  5  -  ROYALTY  PAYABLE

     As a part of a business acquisition, the Company assumed a royalty payable to an individual. The agreement required monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC through April 2017. Future minimum payments under this agreement were $1,200,000 and a discount of $934,260 was imputed at the date of purchase.

     Effective September 24, 2001, the Company modified this agreement by making a cash payment of $375,000 and issuing a 7%, $100,000, uncollateralized note payable. No gain or loss was recognized on the modification and the carrying value of the note was established at approximately $115,000.

     As of December 31, 2001, the balance due is $ 107,370, of which $22,993 is classified as the current portion.

NOTE  6  -  RELATED PARTIES

     Our related parties are more fully described in the 2001 Form 10-KSB. The following table reflects amounts owed to related parties at December 31, 2001:

                                                      Notes           Accrued
                                                     Payable        Liabilities
                                                   ----------       -----------
President and Chairman                             $  739,944        $  207,104
Other Significant Stockholders                        300,000            65,013
New Direction Centers of America, LLC                 629,200            15,730
                                                   ----------        ----------

     Total related party liabilities               $1,669,144        $  287,847
                                                   ==========        ==========

     In addition, the president and chairman has personally guaranteed all of our notes payable.

NOTE  7  -  SEGMENT  INFORMATION

     We operate in the following three segments: commercial leasing, correctional facility operation, and communications. Information concerning our business segments is as follows as of and for the quarter ended December 31:

                                                  December 31,     December 31,
                                                      2001             2000
                                                  ------------     ------------
Revenues
  Commercial leasing                              $   110,151      $   104,748
  Correctional facility                               555,313          509,855
                                                  -----------      -----------
      Total                                       $   665,464      $   614,603
                                                  ===========      ===========

Segment operations profit (loss)
  Commercial leasing                              $    (1,597)     $     3,906
  Correctional facility                              (128,604)         (12,239)
  Communications                                      (25,758)        (115,270)
  Corporate                                           (56,616)         (84,212)
                                                 ------------      -----------
      Total                                      $   (212,575)     $  (207,815)
                                                 ============      ===========

Identifiable  assets
  Commercial leasing                             $  2,621,094      $ 2,591,731
  Correctional facility                             3,107,617        2,400,206
  Communications                                      245,934          452,763
  Corporate                                            14,648           40,359
                                                 ------------      -----------
      Total                                      $  5,989,293      $ 5,485,059
                                                 ============      ===========

Depreciation  and  amortization
  Commercial leasing                             $     20,158      $    18,613
  Correctional facility                                69,355           62,421
  Communications                                       23,447           28,327
  Corporate                                               215              215
                                                 ------------      -----------
      Total                                      $    113,175      $   109,576
                                                 ============      ===========

Capital  expenditures
  Commercial leasing                             $          -      $    12,721
  Correctional facility                                10,128            1,709
  Communications                                            -            6,510
  Corporate                                                 -                -
                                                 ------------      -----------
      Total                                      $     10,128      $    20,940
                                                 ============      ===========


Interest  expense
  Commercial leasing                             $     67,524      $    57,254
  Correctional facility                                86,682           82,828
  Corporate                                            15,501           14,935
                                                 ------------      -----------
      Total                                      $    169,707      $   155,017
                                                 ============      ===========

     Identifiable assets are those assets used in our operations in each area. Corporate income includes general and administrative costs and corporate assets consist primarily of cash and other current assets.

Note  8  -  COMMITMENTS  AND  CONTINGENCIES

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

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Introduction

     The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB report. In addition, the discussion of our expected Plan of Operation, included in the 2001 Form 10-KSB, is incorporated herein in its entirety as the discussion of the Plan of Operation as required by Item 303(a) of Regulation S-B.

Plan  of  Operation

     Effective  June  1,  1998, NDAC completed the acquisition of the assets and certain liabilities of NDCA, LLC related to the operation of a community correction business. NDAC runs a community correction center, commonly known as a halfway house, that currently has approximately 207 beds available but is licensed to provide up to 300 beds. NDAC also operates a community corrections unit which has a design capacity of 150 beds. NDAC operates its halfway house operation under a contract with the Oklahoma Department of Corrections, which provides clients to NDAC. The community sentencing facility receives clients from the area county courts.

     Effective April 24, 2000, we formed Sooner Communications, Inc. (Communications), a wholly owned subsidiary. Subsequent to the formation, we acquired the rights to CADEUM, which will provide a unified messaging solution to integrated communication providers.

The  Community  Correction  Business

          NDAC entered the correctional business in June 1998 by acquiring the assets and certain liabilities of New Direction Centers of America, LLC. NDAC owns and operates two correctional facilities. One is a 220-bed minimum-security correctional facility (Northgate), which houses 174 inmates in Oklahoma City, Oklahoma, as of December 31, 2001. A non-secure residential facility, known as a halfway house, provides residential correctional services for offenders in need of less supervision and monitoring than are provided in a secure environment. Offenders in minimum-security correctional facilities are typically allowed to leave the facility to work in the immediate community or participate in community based educational and vocational training programs during daytime hours. Generally, persons in community correctional facilities are serving the last six months of their sentence. It has one significant contract with the Oklahoma Department of Corrections. Compensation is paid to us based on a per-person, per-day basis. Revenues from this one contract accounted for 98 percent of our correctional revenue for the three months ended December 31, 2001.

     NDAC's facility has received accreditation from the American Correctional Association (the ACA), the governing body for accreditation. The ACA has 25 mandatory standards and 263 non-mandatory standards regarding staff working conditions and correctional facility living conditions. A community correction facility that is ACA accredited can take private clients as well as Federal clients.

     As of May 8, 2001, we acquired property (Eastgate) consisting of approximately 14 acres of land and a 40,000 square foot building to expand our correctional business. The purchase price was $1,002,000, of which $800,000 was allocated to the building and $202,000 was allocated to the land and correctional zoning. The aggregate capacity of this facility is 150 beds. We have completed repairs necessary to house up to 60 inmates as of December 31, 2001, and had 13 inmates in residence as of December 31, 2001. We are continuing the rehabilitation of the property.

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

The  Communications  Business

     On May 2, 2000 the Sooner Communications subsidiary purchased all the rights to, a computer based platform called Cadeum. Cadeum will host computer-based telephony products that are being developed specifically for telecommunication providers. Upon completion Sooner plans to market these products on a wholesale level to telecommunication carriers. Sooner has completed beta testing the answering service section of Cadeum with a large Texas based regional telecommunication provider. Marketing of the answering service has begun. We expect revenues to begin in the second fiscal quarter of 2002.

      The remainder of product testing is continuing on the balance of a full feature call answering system that will be used to assist in attracting small and medium businesses to the provider's local product offering. We will continue to run beta testing on this product over the next several months.

     An interface has been written to allow a module of the software to operate with mass marketing telephone sales. This product is in operations. We expect to report revenue in the second fiscal quarter of 2002.

     Negotiations are under way for the Sooner Communications division sales staff to start offering traditional dedicated long distance services on a retail basis. We fully expect that an agreement will be consummated with at least one or more Oklahoma telecommunication companies that will allow Sooner Communications to offer their product lines on a cost reduced retail basis.

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

     Real  Estate  Business

     Charlie O Business Park will continue to operate as a real estate lessor and property manager. As of December 31, 2001, the Park leased to 24 non-related lessees. Charlie O Business Park's property includes five separate buildings, covering approximately 126,500 square feet, located at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. Sooner Holdings and its Communications subsidiary currently operate out of approximately 2,900 square feet in the business park. Charlie O Business Park competes with other commercial lessors in the Oklahoma City market. Its occupancy, excluding that leased to Sooner Holdings and Sooner Communications, has averaged over 95% during both 2001 and 2000.


Liquidity and Capital Resources - December 31, 2001 (unaudited) compared to December 31, 2000 (unaudited).

     We have had severe liquidity problems for the last several years. Our liquidity is reflected in the table below, which shows comparative deficiencies in working capital.

                                                             December 31,
                                                          2001          2000
                                                      -----------   ------------
Deficiency  in  working  capital                      $(2,024,940)  $(1,967,243)
                                                      ============  ============

     Although our working capital is negative, we have been able to meet our obligations as a result of the financial support received from certain of our related parties. Our current working capital, which has been provided in the form of notes payable, has been primarily supplied by either our chairman and president, or by Aztore' Holdings, Inc. ("Aztore' "), a significant shareholder.

     The extreme negative working capital is a result of the contractual terms of certain notes payable. We would show substantially less negative working capital if not for the following items:

          1. One note payable to a bank with a current balance of $417,394 is due August 12, 2002. This note is expected to be extended on terms similar to the existing terms. Because of its due date, it is classified as short term in full.

          2. The mortgage payable on the correctional facility is intended by all parties to be a long-term obligation. However, by its terms, it is a one-year renewable note payable monthly. The most current due date is April 20, 2002. The amount in these statements is $483,442. This note is paid current and is not in default.

          3. A note payable to a bank with a current balance of $737,017 is due November 28, 2002. This note is expected to be extended on terms similar to the existing terms. Because of its due date, it is classified as short term in full.

          4. Certain accrued liabilities, primarily interest, to related parties are classified as current in these statements, but are not expected to be repaid until after 2003. These liabilities amount to $287,847.


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

     The operations of both the real estate business and the community corrections business generated positive cash flows from operations during the quarter ended December 31, 2001. The amounts were $19,557 and $43,377, respectively. We expect the communications business to begin generating revenue in the late second or third fiscal quarter of this year. We also intend to continue the rehabilitation of the correctional facility in order to bring the inmate occupancy up to 300 beds. In the event that cash flow is insufficient to satisfy our needs, we believe that we can borrow any additional funds from our related parties to maintain our operations.

Results of Operations - The quarter ended December 31, 2001 compared to the quarter ended December 31, 2000

     The  following  table  illustrates  our  revenue  mix:

                                                   Quarter ended
                                                    December 31,
                                                 2001          2000
                                               ---------     ---------
NDAC revenue                                   $ 555,313     $ 509,855
Business Park revenue                            110,151       104,748
                                               ---------     ---------
      Total revenue                            $ 665,464     $ 614,603
                                               =========     =========

     Correctional Facility revenues increased by $45,458, or 8.9%, during the first fiscal quarter of 2002 as compared to the same period in 2001. Community sentencing revenues were $87,153, which were not present in the comparable period of the prior year. Due to billing adjustments on prior invoices at the Oklahoma Department of Corrections, revenues from the halfway house operation were reduced by $41,695 during the quarter. We do not expect this to recur.

     Business Park revenues increased $5,403, or 5.2% during the first fiscal quarter of 2002 as compared to the same period in 2001. This increase is attributable to the renting late in the first fiscal quarter of 2000 of the space vacated by one major tenant in July of 2000. At December 31, 2001 the Business Park was over 95% occupied. We believe its long-term prospects will continue to improve with longer leases and higher rates. Losses of tenants in the future could affect future operations and financial position because of the cost of new leasehold improvements and lower revenue due to any prolonged vacancy.

     Total operating expenses for the three months ended December 31, 2001 were $714,398 as compared to total operating expenses for the comparable 2000 period of $670,355. Expenses at our communications subsidiary decreased by $88,867, or 77.5%, primarily due to reduced operations while we assess and reconfigure our Cadeum operation. For the three months ended December 31, 2001, the NDAC subsidiary accounted for $589,488, or 82.5%, of our total operating costs, as compared to $442,087 or 66% of the total operating costs for the comparable prior period. Increased security, counseling, and other operating costs resulted from the start up of our community sentencing operation. The amortization of the NDAC intangible assets represents $48,689 of the total depreciation and amortization expense for the current period.

     Interest expense increased by $14,690, or 9.5%, for the three months ended December 31, 2001 as compared to the comparable period in 2000, primarily due to the acquisition of the community sentencing property in May or 2001.

     We recorded a net loss in the first fiscal quarter of 2001 of approximately $212,275 or approximately $.02 per share, compared to a net loss in the comparable period of the prior year of $207,815, or approximately $.01 per share.

Capital  Expenditures  and  Commitments

     During the first quarter ending December 31, 2001, we spent approximately $10,000 on capital expenditures, primarily for improvements at the community sentencing property.

     We expect to spend an additional $150,000 for capital expenditures at our Correctional Facility operation during the remainder of fiscal 2002 to improve the community sentencing property.

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

Dated:  February 12, 2002                  SOONER HOLDINGS, INC.
                                                 (Registrant)
                                           By:/s/R. C. Cunningham II, President
                                                 ------------------------------
                                                 (Chairman  of  the  Board)


                                           By:/s/M.  T.  Buxton,  III
                                                 ------------------------------
                                                 (Chief  Financial  Officer)