Form 10QSB
period 2002-03-31
SOONER HOLDINGS INC /OK/
filed 2002-05-20
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,888,016 shares of common stock as of May 1, 2002.

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements

                              SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                  (unaudited)
                                                                  March 31, 2002
                                                                  --------------

                                     ASSETS

Current  assets:
  Cash and cash equivalents                                        $     52,208
  Accounts receivable - net                                             219,027
  Other current assets                                                  103,133
                                                                   ------------
      Total current assets                                              374,368

  Property and equipment, net                                         4,074,989
  Intangible assets, net of accumulated amortization of $955,771      1,186,117
  Other assets, net                                                     402,170
                                                                   ------------
                                                                   $  6,037,644
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current  liabilities:
  Accounts payable                                                 $    129,747
  Accrued liabilities                                                   474,149
  Current portion of notes payable and royalty payable                1,513,895
  Deferred revenue                                                       24,900
                                                                   ------------
      Total current liabilities                                       2,142,691
                                                                   ------------

Notes payable, less current portion                                   5,389,258

Royalty payable, less current portion of $ 26,870                        74,769
                                                                   ------------

      Total Liabilities                                               7,606,718
                                                                   ------------

Shareholders'  deficit:
  Preferred stock; undesignated, 10,000,000 shares authorized,
     no  shares  issued  and  outstanding                                     -
  Common stock; $.001 par value, 100,000,000 shares authorized,
     13,888,016 shares issued and outstanding,                           13,888
  Additional paid-in-capital                                          6,268,490
  Accumulated deficit                                                (7,779,452)
  Related party receivables from stock purchases                        (72,000)
                                                                   ------------
      Total Shareholders' deficit                                    (1,569,074)
                                                                   ------------
                                                                   $  6,037,644
                                                                   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Operations
                                  (unaudited)

                                            For the three months ended   For the six months ended
                                                     March 31,                   March 31,
                                                2002           2001          2002          2001
                                            -----------    -----------   -----------  -----------
Revenues:
  Commercial Leasing                        $   108,811    $   114,393   $   218,962  $   219,141
  Correctional Facility Services                549,953        566,095     1,105,266    1,075,950
                                            -----------    -----------   -----------  -----------
      Total revenues                            658,764        680,488     1,324,228    1,295,091
                                            -----------    -----------   -----------  -----------

Operating  Expenses:
  Cost of Correctional Facility Services        244,936        224,118       567,868      423,066
  Cost of Commercial Leasing                     31,431         22,269        59,004       47,378
  General and administrative                    181,509        300,520       432,227      637,242
  Depreciation and amortization                 112,234        111,407       225,409      220,983
                                            -----------    -----------   -----------  -----------
      Total operating expenses                  570,110        658,314     1,284,508    1,328,669

Income (Loss) from operations                    88,654         22,174        39,720      (33,578)

Interest expense                                139,975        149,303       309,683      304,320
Other income (expense)                            3,034          4,058         9,400        7,012
                                            -----------    -----------   -----------  -----------
Net Loss                                    $   (48,287)   $  (123,071)  $  (260,563)  $ (330,886)
                                            ===========    ===========   ===========   ==========


Basic and diluted loss per common share     $         -    $     (0.01)     $  (0.02)   $   (0.02)
                                            ===========    ===========   ===========   ==========

Weighted average common shares
  outstanding                                13,888,016     16,888,016    13,888,016   16,888,016


  The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                  (unaudited)

                                                        For the six months ended
                                                                March 31,
                                                            2002         2001
                                                         ----------   ----------

Cash  flows  from  operating  activities:
  Net loss                                               $(260,563)   $(330,886)
  Adjustments to reconcile net loss to net
    cash provided by (used) in operating
    activities:
      Accretion of interest                                      -       64,294
      Depreciation and amortization                        225,409      220,983
      Loss on disposal of property                             239            -
      Changes  in  assets  and  liabilities:
        Accounts receivable                                 54,264      (69,528)
        Other current assets and other assets              (55,293)     (28,422)
        Accounts payable                                    33,138       (7,801)
        Accrued liabilities                                116,605      106,676
        Deferred revenue                                     4,150           50
                                                         ---------    ---------
    Net cash provided by (used in) operating activities    117,949      (44,634)
                                                         ---------    ---------

Cash flows from investing activities:
  Proceeds from sale of property                               500            -
  Decrease in restricted cash                                2,553       11,108
  Purchases of property and equipment                     (159,350)     (50,805)
                                                         ---------    ---------
    Net cash used in investing activities                 (156,297)     (39,697)
                                                         ---------    ---------

Cash flows from financing activities:
  Repayments of long term debt and royalty                 (58,092)     (45,845)
  Borrowings on notes payable                              119,600            -
  Net borrowings on line of credit                          14,400       30,000
                                                         ---------    ---------
    Net cash provided by (used in)
      financing activities                                  75,908      (15,845)
                                                         ---------    ---------

Net increase (decrease) in cash                             37,560     (100,176)
Cash at beginning of period                                 14,648      175,827
                                                         ---------    ---------

Cash at end of period                                    $  52,208    $  75,651
                                                         =========    =========

Supplemental  disclosure  of  cash  flow  information:
  Cash paid during the period for interest               $ 186,166    $ 187,787
                                                         =========    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                 March 31, 2002

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

Management  plans
-----------------

     For the fiscal year ending September 30, 2001, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying consolidated financial statements have been prepared contemplating our continuation as a going concern. We have suffered recurring losses from operations, have a shareholders' deficit of $1,569,074 and have a working capital deficiency of $1,768,323 at March 31, 2002. In view of these matters, realization of a major portion of our assets is dependent upon our ability to meet our financing requirements and the success of our future operations. We believe that our plans to revise our operating and financial requirements, as described more fully in the 2001 Form 10-KSB, provide us the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

Principles  of  consolidation
-----------------------------

     The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Sooner Holdings, Inc. and all majority owned subsidiaries. All significant intercompany transactions have been eliminated.

Loss  per  common  share
------------------------

     Basic loss per share has been computed on the basis of weighted average common shares outstanding during each period. Stock options issued June 21, 2000,to purchase 600,000 shares of our stock have been omitted from the dilutive computation because they are antidilutive. For the three month and six month periods ended March 31, 2002.

New  Accounting  Pronouncement
------------------------------

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business
     Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

     - all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
     - intangible assets acquired in a business combination must be recorded separately from good will if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
     - goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective October 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     -  effective   October  1,  2002,  goodwill  and  intangible  assets   with
        indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
     - all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     In August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived
     Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company will implement this standard effective October 1, 2002.

     Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

Reclassifications
-----------------

     Certain reclassifications have been made to the fiscal year 2001 interim financial statements to conform to the 2002 presentation.


NOTE  2  -  Property  and  Equipment

     Property  and equipment as of March 31, 2002 is comprised of the following:

  Land                                                              $ 1,513,400
  Buildings and improvements                                          3,215,019
  Machinery and equipment                                               212,983
  Vehicles                                                               80,967
                                                                    -----------
                                                                      5,022,369
  Less accumulated depreciation                                         947,380
                                                                    -----------
    Property and equipment, net                                     $ 4,074,989
                                                                    ===========

NOTE  3  -  OTHER  ASSETS

     Other  assets  at  March  31,  2002  is  comprised  of  the  following:

  Loan commitment fee, less amortization of $13,055                 $   103,170
  Certificates of deposit                                               299,000
                                                                    -----------
    Other assets, net                                               $   402,170
                                                                    ===========


NOTE  4  -  NOTES  PAYABLE

     Notes  payable  as  of  March  31,  2002  consists  of  the  following:

Installment note payable, interest at 8.8%, due August 1, 2009;
  collateralized by  first  mortgage  on  real  estate              $ 2,458,608

Notes payable to related parties, interest at 10% per
  annum, due after March 31, 2003.  Subordinate  to  first
  mortgage  on correctional facility.                                 1,119,544

Revolving  line  of  credit  from  Bank, interest at
  prime plus 3.25%, currently 7.5%,  matures  May 5, 2005,
  collateralized by accounts receivable.                                 29,668

Note  payable to bank, interest at 8.5%, principal and
  interest due November 28, 2002; collateralized by first
  mortgage on real estate.                                              730,550

Note  payable to bank, interest payable monthly at prime
  plus 1% (effective rate of  5.75%  at  December 31, 2001), due August 12, 2002; collateralized by second mortgage
  on  real  estate.                                                     412,507

Installment  note  payable  to  corporation, interest
  at  8%; due May 8, 2016; collateralized  by  first
  mortgage  on  land  and  building.                                    983,356

Balloon  promissory  note  payable  to  related  party
  (see Note 6), 10% stated interest  per  annum.
  Due  after  September  30,  2003.                                     629,200

Note  payable to bank, interest at 8%; due July 25, 2002;
  collateralized by real estate                                          40,196

Note  payable  to  bank,  interest  at  New  York
  prime plus 2%, currently 6.5%, collateralized  by a
  first mortgage on land and facility owned by us.
  Due April 20,  2003.                                                  472,654
                                                                    -----------
                                                                      6,876,283
Less current portion                                                  1,487,025
                                                                    -----------
      Notes payable                                                 $ 5,389,258
                                                                    ===========


NOTE  5  -  ROYALTY  PAYABLE

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

     As of March 31, 2002, the balance due is $ 101,639, of which $26,870 is classified as the current portion.


NOTE  6  -  RELATED  PARTIES

     Our related parties are more fully described in the 2001 Form 10-KSB. The following table reflects amounts owed to related parties at March 31, 2002:

                                                       Notes          Accrued
                                                      Payable       Liabilities
                                                     ----------     ----------
President and Chairman                               $  819,544     $  212,306
Other Significant Stockholders                          300,000         72,513
New Direction Centers of America, LLC                   629,200         31,460
                                                     ----------     ----------
     Total related party liabilities                 $1,748,744     $  316,279
                                                     ==========     ==========

     In addition, the president and chairman has personally guaranteed all of our notes payable.

NOTE  7  -  SEGMENT  INFORMATION

     We operate in the following three segments: commercial leasing, correctional facility operation, and communications. Information concerning our business segments is as follows as of and for the periods ended March 31:

                                  Quarter     Quarter    Six months  Six Months
                                   Ended       Ended       Ended       Ended
                                  March 31,   March 31,   March 31,   March 31,
                                    2002        2001        2002        2001
                                 ----------  ----------  ----------  ----------
Revenues
          Commercial leasing     $  108,811  $  114,393  $  218,962  $  219,141
          Correctional facility     549,953     566,095   1,105,266   1,075,950
                                 ----------  ----------  ----------  ----------
          Total                  $  658,764  $  680,488  $1,324,228  $1,295,091
                                 ==========  ==========  ==========  ==========

Segment operations profit (loss)
          Commercial leasing     $    9,422  $   17,750  $    7,825  $   21,656
          Correctional facility     (30,025)     (4,003)   (158,329)    (16,242)
          Communications            (20,711)   (106,514)    (46,470)   (221,784)
          Corporate                  (6,973)    (30,304)    (63,589)   (114,516)
                                 ----------  ----------  ----------  ----------
          Total                  $  (48,287) $ (123,071) $ (260,563) $ (330,886)
                                 ==========  ==========  ==========  ==========

Identifiable  assets
          Commercial leasing     $2,621,658  $2,589,092  $2,621,658  $2,589,092
          Correctional facility   3,180,834   2,369,032   3,180,834   2,369,032
          Communications            223,701     426,347     223,701     426,347
          Corporate                  11,451      19,796      11,451      19,796
                                 ----------  ----------  ----------  ----------
          Total                  $6,037,644  $5,404,267  $6,037,644  $5,404,267
                                 ==========  ==========  ==========  ==========

Depreciation and amortization
          Commercial leasing     $   17,862  $   19,994  $   38,020  $   38,607
          Correctional facility      70,833      62,871     140,187     125,292
          Communications             23,324      28,327      46,772      56,654
          Corporate                     215         215         430         430
                                 ----------------------------------------------
          Total                  $  112,234  $  111,407  $  225,409  $  220,983
                                 ==========  ==========  ==========  ==========

Capital  expenditures
          Commercial leasing     $        -  $   18,784  $        -  $   31,505
          Correctional facility     149,219      11,081     159,350      12,790
          Communications                  -           -           -       6,510
          Corporate                       -           -           -           -
                                 ----------  ----------  ----------  ----------
          Total                  $  149,219  $   29,865  $  159,350  $   50,805
                                 ==========  ==========  ==========  ==========

Interest  expense
          Commercial  leasing    $   50,331  $   54,606  $  117,856  $ 111,860

                                        8

          Correctional facility      74,708      79,194     161,390     162,022
          Corporate                  14,936      15,503      30,437      30,438
                                 ----------  ----------  ----------  ----------
          Total                  $  139,975  $  149,303  $  309,683  $  304,320
                                 ==========  ==========  ==========  ==========

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

The  Community  Correction  Business

          NDAC entered the correctional business in June 1998 by acquiring the assets and certain liabilities of New Direction Centers of America, LLC. NDAC owns and operates two correctional facilities. One is a 220-bed minimum-security correctional facility (Northgate), which houses 153 inmates in Oklahoma City, Oklahoma, as of March 31, 2002. A non-secure residential facility, known as a halfway house, provides residential correctional services for offenders in need of less supervision and monitoring than are provided in a secure environment. Offenders in minimum-security correctional facilities are typically allowed to leave the facility to work in the immediate community or participate in community based educational and vocational training programs during daytime hours. Generally, persons in community correctional facilities are serving the last six months of their sentence. It has one significant contract with the Oklahoma Department of Corrections. Compensation is paid to us based on a per-person, per-day basis. Revenues from this one contract accounted for 98 percent of our correctional revenue for the three months ended March 31, 2002.

     NDAC's facility has received accreditation from the American Correctional Association (the ACA), the governing body for accreditation. The ACA has 25 mandatory standards and 263 non-mandatory standards regarding staff working conditions and correctional facility living conditions. A community correction facility that is ACA accredited can take private clients as well as Federal clients.

     As of May 8, 2001, we acquired property (Eastgate) consisting of approximately 14 acres of land and a 40,000 square foot building to expand our correctional business. The purchase price was $1,002,000, of which $800,000 was allocated to the building and $202,000 was allocated to the land and correctional zoning. The aggregate capacity of this facility is 150 beds. We have completed repairs necessary to house up to 60 inmates as of March 31, 2002, and had 15 inmates in residence as of March 31, 2002. We are continuing the rehabilitation of the property.

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

The  Communications  Business

     On May 2, 2000 the Sooner Communications subsidiary purchased all the rights to, a computer based platform called Cadeum. Cadeum will host computer-based telephony products that are being developed specifically for telecommunication providers. Upon completion Sooner plans to market these products on a wholesale level to telecommunication carriers. Sooner has completed beta testing the answering service section of Cadeum with a large Texas based regional telecommunication provider. Marketing of the answering service has begun. We expect revenues to begin in the third fiscal quarter of 2002.

      The remainder of product testing is continuing on the balance of a full feature call answering system that will be used to assist in attracting small and medium businesses to the provider's local product offering. We will continue to run beta testing on this product over the next several months.

     An interface has been written to allow a module of the software to operate with mass marketing telephone sales. This product is in operations. We expect to report revenue in the third fiscal quarter of 2002.


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

     The voice mail portion of the Cadeum product has been tested within the regional network of a 20-year-old, regional, integrated telecommunications service provider. Certain issues have arisen which have required redesign of the interface between the telephone switching system and our system. We believe we have isolated the causes and have designed a resolution to those issues. We expect to have the interface installed and revenue from the voice mail portion to begin in the late third calendar quarter (fourth fiscal quarter) of 2002. Once we have revenues from the voice mail system, we will continue development of the unified messaging system as a whole.

     An interface has been written to allow a module of the software to operate with mass marketing telephone sales. This product is installed and operational. We expect to report revenue in the third or fourth fiscal quarter of 2002.

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

     Real  Estate  Business

     Charlie O Business Park will continue to operate as a real estate lessor and property manager. As of March 31, 2002, the Park leased to 24 non-related lessees. Charlie O Business Park's property includes five separate buildings, covering approximately 126,500 square feet, located at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. Sooner Holdings and its Communications subsidiary currently operate out of approximately 2,900 square feet in the business park. Charlie O Business Park competes with other commercial lessors in the Oklahoma City market. Its occupancy, excluding that leased to Sooner Holdings and Sooner Communications, has averaged over 95% during both 2002 and 2001.


Liquidity and Capital Resources - March 31, 2002 (unaudited) compared to March 31, 2001 (unaudited).

     We have had severe liquidity problems for the last several years. Our liquidity is reflected in the table below, which shows comparative deficiencies in working capital.

                                                            March 31,
                                                       2002          2001
                                                       ----          ----
     Deficiency  in  working  capital              $(1,768,323)   $(1,539,722)
                                                   ===========    ===========

     Although our working capital is negative, we have been able to meet our obligations as a result of the financial support received from certain of our related parties. Our current working capital, which has been provided in the form of notes payable, has been primarily supplied by our chairman and president.

     The extreme negative working capital is a result of the contractual terms of certain notes payable. We would show substantially less negative working capital if not for the following items:

          1. One note payable to a bank with a current balance of $412,507 is due August 12, 2002. This note is expected to be extended on terms similar to the existing terms. Because of its due date, it is classified as short term in full.

          2. A note payable to a bank with a current balance of $730,550 is due November 28, 2002. This note is expected to be extended on terms similar to the existing terms. Because of its due date, it is classified as short term in full.

          3. Certain accrued liabilities, primarily interest, to related parties are classified as current in these statements, but are not expected to be repaid until after 2003. These liabilities amount to $316,279.


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

     The operations of both the real estate business and the community corrections business generated positive cash flows from operations during the quarter ended March 31, 2002. We expect the communications business to begin generating revenue in the late third or fourth fiscal quarter of this year. We also intend to continue the rehabilitation of the correctional facility in order to bring the inmate occupancy up to 300 beds. In the event that cash flow is insufficient to satisfy our needs, we believe that we can borrow any additional funds from our related parties to maintain our operations.

Results of Operations - The quarter ended March 31, 2002 compared to the quarter ended March 31, 2001

     The  following  table  illustrates  our  revenue  mix:

                                                          Quarter Ended
                                                            March 31,
                                                       2002          2001
                                                   ---------      ---------
NDAC revenue                                       $ 549,953        566,095
Business Park revenue                                108,811        114,393
                                                   ---------      ---------
    Total revenue                                  $ 658,764      $ 680,488
                                                   =========      =========

     Correctional Facility revenues decreased by $16,142 or 2.9%, during the second fiscal quarter of 2002 as compared to the same period in 2001. Community sentencing revenues increased $48,134 while Department of Corrections billings, which is directly related to occupancy rates, declined $54,206 from the comparable period of the prior year. Due to recent legislation, management expects occupancy to increase in the third fiscal quarter as inmates exiting higher security facilities will be required to remain in a halfway house for a minimum of 90 days.

     Business Park revenues decreased $5,582 or 4.9% during the second fiscal quarter of 2002 as compared to the same period in 2001. This decrease is primarily attributable to the space vacated by one major tenant in January of 2002. As of March 31, 2002 the Business Park was over 95% occupied. We believe its long-term prospects will continue to improve with longer leases and higher rates. Losses of tenants in the future could affect future operations and financial position because of the cost of new leasehold improvements and lower revenue due to any prolonged vacancy.

     Total operating expenses for the three months ended March 31, 2002 were $572,680 as compared to total operating expenses for the comparable 2001 period of $658,314. Expenses at our communications subsidiary decreased by $86,452 or 80%, primarily due to reduced compensation expense while we assess and reconfigure our Cadeum operation. For the three months ended March 31, 2002, the NDAC subsidiary accounted for $508,069 or 88.7%, of our total operating costs, as compared to $488,790 or 74.3% of the total operating costs for the comparable prior period. Increased security, counseling, and other operating costs resulted from the start up of our community sentencing operation. The amortization of the NDAC intangible assets represents $48,689 of the total depreciation and amortization expense for the current period.

     We recorded a net loss in the second fiscal quarter of 2002 of approximately $48,287, a negligible loss per share, compared to a net loss in the comparable period of the prior year of $123,071 or approximately $.01 per share.

Capital  Expenditures  and  Commitments

     During the second quarter ending March 31, 2002, we spent approximately $150,000 on capital expenditures, primarily for improvements at the community sentencing property.

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

     Other than discussed above, we are not aware of any litigation either pending, asserted, unasserted or threatened to which we or any of our subsidiaries is a party or of which any of their property is the subject.

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

Dated:  May 20, 2002                                 SOONER HOLDINGS, INC.
                                                         (Registrant)
                                           By:/s/
                                              ----------------------------------
                                              R.  C.  Cunningham  II,  President
                                              (Chairman  of  the  Board)

                                           By:/s/
                                              ----------------------------------
                                              M.  T.  Buxton,  III
                                              (Chief  Financial  Officer)