Form 10QSB
period 2002-06-30
SOONER HOLDINGS INC /OK/
filed 2002-08-19
CIK 861370

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,888,016 shares of common stock as of August 1, 2002.

                          PART I. FINANCIAL INFORMATION

Item  1.  Financial  Statements

                              SOONER HOLDINGS, INC.
                           Consolidated Balance Sheet
                                  (unaudited)

                                                                   June 30, 2002

                                     ASSETS

Current  assets:
     Cash and cash equivalents                                      $    61,892
     Accounts receivable - net                                          213,632
     Other current assets                                                92,446
                                                                    -----------

          Total current assets                                          367,970
                                                                    -----------

Property and equipment, net                                           4,067,730
Intangible assets, net of accumulated
  amortization of $1,019,310                                          1,122,578
Other assets, net                                                       420,970
                                                                    -----------

                                                                    $ 5,979,248
                                                                    ===========


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current  liabilities:
     Accounts payable                                               $   145,529
     Accrued liabilities                                                524,428
     Current portion of notes payable and royalty payable             1,924,829
     Deferred revenue                                                    24,900
                                                                    -----------

         Total current liabilities                                    2,619,686
                                                                    -----------

Notes payable, less current portion                                   5,058,712

Royalty payable, less current portion of $ 22,560                        74,772
                                                                    -----------

         Total Liabilities                                            7,753,170
                                                                    -----------

Shareholders'  deficit:
     Preferred  stock;  undesignated,  10,000,000  shares
       authorized, no  shares  issued  and  outstanding                       -
     Common stock; $.001  par  value,  100,000,000  shares
       authorized, 13,888,016  shares  issued  and  outstanding,         13,888
     Additional paid-in-capital                                       6,268,490
     Accumulated deficit                                             (7,984,300)
     Related party receivables from stock purchases                     (72,000)
                                                                    -----------
          Total Shareholders' deficit                                (1,773,922)
                                                                    -----------

                                                                    $ 5,979,248
                                                                    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Operations
                                  (unaudited)

                                  For the three             For the nine
                                   months ended             months ended
                                     June 30,                  June 30,
                                2002         2001         2002         2001
                             -----------  -----------  -----------  -----------
Revenues:
     Commercial Leasing      $   127,901  $   110,443  $   346,863  $   329,584
     Correctional Facility
       Services                  511,346      571,382    1,616,612    1,647,332
                             -----------  -----------  -----------  -----------
          Total revenues         639,247      681,825    1,963,475    1,976,916
                             -----------  -----------  -----------  -----------

Operating  Expenses:
     Cost of Correctional
       Facility Services         301,821      257,274      869,690      680,340
     Cost of Commercial
       Leasing                    55,024       28,549      114,028       75,927
     General and
       administrative            226,851      417,498      659,078    1,054,740
     Depreciation and
       amortization              115,031      130,065      340,439      351,048
                             -----------  ------------  ----------  -----------
          Total operating
            expenses             698,727      833,386    1,983,235    2,162,055
                             -----------  -----------   ----------  -----------

Loss from operations             (59,480)    (151,561)     (19,760)    (185,139)

Interest expense                (150,156)    (165,012)    (459,838)    (469,332)
Gain on Settlement of Debt                     15,004                    15,004
Interest Income                    2,513        6,602        8,907       13,104
Other income (expense)             2,275          764        5,280        1,274
                             -----------  -----------   ----------  -----------
          Net Loss           $  (204,848) $  (294,203)  $ (465,411) $  (625,089)
                             ===========  ===========   ==========  ===========

Basic and diluted loss
  per common share           $     (0.01) $     (0.02)  $     (.03) $     (0.04)

Weighted average common
  shares outstanding          13,888,016   16,888,016   13,888,016   16,888,016
                             ===========  ===========   ==========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                      Consolidated Statements of Cash Flows
                                  (unaudited)

                                                      For the nine months ended
                                                               June 30,
                                                          2002          2001

Cash flows from operating activities:
     Net loss                                         $ (465,411)  $   (625,089)
     Adjustments to reconcile net loss to
       net cash provided by (used in) operating
      activities:
      Accretion of interest                                    -         91,754
      Depreciation and amortization                      340,439        351,048
      Loss on disposal of property                         8,861              -
      Changes  in  assets  and  liabilities:
        Accounts receivable                               59,658        (64,688)
        Other current assets and other assets            (63,406)        80,136
        Accounts payable                                  48,922        (15,961)
        Accrued liabilities                              166,884        164,463
        Deferred revenue                                   4,150          1,600
                                                      ----------   ------------
        Net cash provided by (used in)
          operating activities                           100,097        (16,737)
                                                      ----------   ------------

Cash flows from investing activities:
     Proceeds from sale of property                          500              -
     Decrease in restricted cash                           2,553          9,816
     Purchases of property and equipment                (212,203)    (1,085,281)
                                                      ----------   ------------

          Net cash used in investing activities         (209,150)    (1,075,465)
                                                      ----------   ------------

Cash  flows  from  financing  activities:
     Repayments of long term debt and royalty            (93,167)      (765,911)
     Borrowings on notes payable                         119,796      1,737,017
     Net borrowings on line of credit                    129,668         63,563
                                                      ----------   ------------

          Net cash provided by
            financing activities                         156,297      1,034,669
                                                      ----------   ------------

Net increase (decrease) in cash                           47,244        (57,533)
Cash at beginning of period                               14,648        175,827
                                                      ----------   ------------

Cash at end of period                                 $   61,892   $    118,294
                                                      ==========   ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest            $  286,036   $    455,950



  The accompanying notes are an integral part of these consolidated financial statements.

                              SOONER HOLDINGS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

                                  June 30, 2002

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

Management  plans
-----------------

     For the fiscal year ending September 30, 2001, the independent auditor's report included an explanatory paragraph calling attention to a going concern issue. The accompanying consolidated financial statements have been prepared contemplating our continuation as a going concern. We have suffered recurring losses from operations, have a shareholders' deficit of $1,773,922 and have a working capital deficiency of $2,251,716 at June 30, 2002. In view of these matters, realization of a major portion of our assets is dependent upon our ability to meet our financing requirements and the success of our future operations. We believe that our plans to revise our operating and financial requirements, as described more fully in the 2001 Form 10-KSB, provide us the opportunity to continue as a going concern. However, there can be no assurance that these plans will be successful.

Principles  of  consolidation
-----------------------------

     The accompanying consolidated financial statements have been prepared on the basis of generally accepted accounting principles and include the accounts of Sooner Holdings, Inc. and all majority owned subsidiaries. All significant intercompany transactions have been eliminated.

Loss  per  common  share
------------------------

     Basic loss per share has been computed on the basis of weighted average common shares outstanding during each period. Stock options issued June 21, 2000, to purchase 600,000 shares of our stock have been omitted from the dilutive computation because they are antidilutive for the three month and nine month periods ended June 30, 2002 and 2001.

New  Accounting  Pronouncements
-------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible

Assets". This standard requires companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective with fiscal years beginning after December 15, 2001. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company will implement these standards effective October 1, 2002.

In  June  2001,  FASB  issued  SFAS  No.  143,  "Accounting for Asset Retirement
Obligations". This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company will implement these standards effective October 1, 2002.

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


In April 2002, FASB issued SFAS No. 145, Rescissions of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. With the rescission of SFAS 4, gains and losses on extinguishments of debt should be classified as ordinary items unless they meet the criteria for extraordinary item classification in Opinion 30. The Company will adopt this standard effective October 1, 2002.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

Reclassifications
-----------------

     Certain reclassifications have been made to the fiscal year 2001 interim financial statements to conform to the 2002 presentation.

NOTE  2  -  SEGMENT  INFORMATION

     We operate in the following three segments: commercial leasing, correctional facility operation, and communications. Information concerning our business segments is as follows as of and for the periods ended June 30:

                              Quarter        Quarter      Nine months    Nine Months
                               Ended          Ended          Ended         Ended
                           June 30, 2002  June 30, 2001  June 30, 2002  June 30, 2001
Revenues
  Commercial leasing         $ 127,901      $ 110,443      $  346,863     $  329,584
  Correctional facility        511,346        571,382       1,616,612      1,647,332
                             ---------      ---------      ----------     ----------

  Total                      $ 639,247      $ 681,825      $1,963,475     $1,976,916
                             =========      =========      ==========     ==========
Segment operations
  profit  (loss)
  Commercial leasing         $  12,740      $   6,816      $   20,565     $   28,473
  Correctional facility       (153,761)      (180,645)       (312,089)     (196,887)
  Communications               (24,835)       (95,286)        (71,306)     (317,071)
  Corporate                    (38,992)       (25,088)       (102,581)     (139,604)
                             ---------      ---------      ----------     ----------

  Total                      $(204,848)     $(294,203)     $ (465,411)    $ (625,089)
                             =========      =========      ==========     ==========

Depreciation and
  amortization
  Commercial leasing         $  19,188      $  18,934      $   57,207     $   57,540
  Correctional facility         72,304         82,589         212,491        207,882
  Communications                23,324         28,327          70,096         84,981
  Corporate                        215            215             645            645
                             ---------      ---------      ----------     ----------

  Total                      $ 115,031      $ 130,065      $  340,439     $  351,048
                             =========      =========      ==========     ==========

     Corporate profit or loss consists primarily of general and administrative costs.

Note  3  -  COMMITMENTS  AND  CONTINGENCIES

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

Plan  of  Operation

Liquidity and Capital Resources - June 30, 2002 (unaudited) compared to June 30, 2001 (unaudited).

     We have had severe liquidity problems for the last several years. Our liquidity is reflected in the table below, which shows comparative deficiencies in working capital.

                                                        June 30,
                                                   2002          2001
                                                   ----          ----
Deficiency  in  working  capital               $(2,251,716)  $(1,058,117)
                                               ============  ============

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

     The extreme negative working capital is a result of the contractual terms of certain notes payable. We would show substantially less negative working capital if not for the following items:

          1. One note payable to a bank with a current balance of $406,676 was due August 12, 2002. This note is expected to be extended on terms similar to the existing terms. Because of its due date, it is classified as short term  in full.

          2. A note payable to a bank with a current balance of $719,383 is due November 28, 2002. This note is expected to be extended on terms similar to the existing terms. Because of its due date, it is classified as short term in full.

          3. A note payable to a bank with at current balance of $463,680 is due April 20, 2003. This note is expected to be extended on terms similar to the existing terms. Because of its due date, it is classified as short term in full.

          4. Certain accrued liabilities, primarily interest, to related parties are classified as current in these statements, but are not expected to be repaid until after 2003. These liabilities amount to $304,168.


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

     The operations of both the real estate business and the community corrections business generated positive cash flows from operations during the quarter ended June 30, 2002. We also intend to continue the rehabilitation of our correctional facilities in order to bring the inmate occupancy up to 300 beds. In the event that cash flow is insufficient to satisfy our needs, we believe that we can borrow any additional funds from our related parties to maintain our operations.

Results of Operations - The quarter and nine months ended June 30, 2002 compared to the comparable periods ended June 30, 2001

     The  following  table  illustrates  our  revenue  mix:

                                      Quarter ended        Nine months ended
                                        June 30,               June 30,
                                     2002     2001         2002        2001
                                   --------  --------   ----------  ----------
NDAC revenue                       $511,346  $571,382   $1,616,612  $1,647,332
Business Park revenue               127,901   110,443      346,863     329,584
                                   --------  --------   ----------  ----------

        Total revenue              $639,247  $681,825   $1,963,475  $1,976,916
                                   ========  ========   ==========  ==========

     Correctional Facility revenues decreased by $60,036 or 10.5%, during the third fiscal quarter of 2002 as compared to the same period in 2001. Community sentencing revenues increased $16,558 while Department of Corrections billings, which is directly related to occupancy rates, declined $76,594 from the comparable period of the prior year. Our contract with the State allows us to house up to 195 inmates. The Department of Corrections has total control over the number of inmates provided to our halfway house facility. During the third quarter, our halfway house inmate population averaged approximately 135 inmates per day. Due to recent legislation, management expects occupancy to increase in the fourth fiscal quarter as inmates exiting higher security facilities will be required to remain in a halfway house for a minimum of 90 days without regard to time credits.

     Correctional Facility revenues decreased by $30,720, or 1.8%, during the nine months ended June 30, 2002. This reflects a slightly higher occupancy during the first two quarters offset by a lower occupancy in the third quarter. Revenues from our community corrections facility increased by $151,845, or 301.1% compared to the prior year. Halfway house revenue decreased by $182,565, or 11.4 %, due to the reasons discussed above.

     Business Park revenues increased $17,458 or 15.8% during the third fiscal quarter of 2002 as compared to the same period in 2001. This increase is primarily attributable to releasing of the space vacated by one major tenant in January of 2002. As of June 30, 2002 the Business Park was 100% occupied.

     Business Park revenues increase $17,279, or 5.2%, during the nine months ended June 30, 2002 as compared to the same period in 2001. This increase is primarily a third quarter increase resulting from full occupancy.

     We believe the Park's long-term prospects will continue to improve with longer leases and higher rates. Losses of tenants in the future could affect future operations and financial position because of the cost of new leasehold improvements and lower revenue due to any prolonged vacancy.

     Total operating expenses for the three months ended June 30, 2002 were $698,727 as compared to total operating expenses for the comparable 2001 period of $833,386. General and Administrative expenses at our communications subsidiary decreased by $69,613 or 73%, primarily due to reduced compensation expense while we assess and reconfigure our Cadeum operation. The majority of the expenses at our Communications subsidiary consist of depreciation and software amortization of $23,324. For the three months ended June 30, 2002, the NDAC subsidiary accounted for $575,625 or 82.3%, of our total operating costs, as compared to $680,469 or 81.7% of the total operating costs for the comparable prior period. Increased security, counseling, and other operating costs from the start up of our community sentencing operation were offset by the decrease in the same expenses at our halfway house operation because of decreased occupancy. The amortization of the NDAC intangible assets represents $48,689 of the total depreciation and amortization expense for the current period.

     Total operating expenses for the nine months ended June 30, 2002 were $1,983,235 as compared to $2,162,055 for the nine months ended June 30, 2001. General and Administrative expenses at our communications subsidiary decreased by $245,764, or 77.3%, primarily due to reduced compensation expense while we assess and reconfigure our Cadeum operation. The majority of the expenses at our Communications subsidiary consist of depreciation and software amortization of $70,096 For the nine months ended June 30, 2002, the NDAC subsidiary accounted for $1,683,488, or 84.9%, of our total operating costs, as compared to $1,617,288 or 74.8% of the total operating costs for the comparable prior period. Increased security, counseling, and other operating costs from the start up of our community sentencing operation were offset by the decrease in the same expenses at our halfway house operation because of decreased occupancy. The amortization of the NDAC intangible assets represents $146,067 of the total depreciation and amortization expense for the current period.



     We recorded a net loss in the third fiscal quarter of 2002 of approximately $204,848, a $ 0.01 loss per share, compared to a net loss in the comparable period of the prior year of $294,203 or approximately $.02 per share.






Capital  Expenditures  and  Commitments

     During the third quarter ending June 30, 2002, we spent approximately $62,000 on capital expenditures, primarily for improvements at the community sentencing property, and approximately $27,000 to replace passenger vans. For the nine months ended June 30, 2002, we spent approximately $212,000 on improvements at the community corrections facility and $27,000 to replace passenger vans.

     We expect to spend an additional $50,000 for capital expenditures at our Correctional Facility operation during the remainder of fiscal 2002 to improve the community sentencing property.

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

     None

Item  3.  Defaults  Upon  Senior  Securities

     None


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

Item  5.  Other  Information

     On May 1, 2002, the Federal Highway Administration of the United State Department of Transportation filed a "Record of Decision" selecting the route for the reconstruction of I-40 through Oklahoma City. All alternatives presented would require condemnation of our entire Business Park facility. We have not been formally presented an offer to purchase the property as of the date of this filing.

Item  6.  Exhibits  and  Reports  on  Form  8-K

     Exhibits

     99.1 - Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer
     99.2 - Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer

     Form  8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 20, 2002                 SOONER HOLDINGS, INC.
                                            (Registrant)
                                        By:/s/
                                           -------------------------------------
                                            R. C.  Cunningham  II,  President
                                            (Chairman  of  the  Board)

                                        By:/s/
                                           -------------------------------------
                                           M. T.  Buxton,  III
                                           (Chief  Financial  Officer)

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECITON 1350)

     In connection with the accompanying Quarterly Report of Sooner Holdings, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 (the "Report"), I, Raymond C. Cunningham, II, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 20, 2002                   /s/Raymond C. Cunningham, II
                                          --------------------------------------
                                          Raymond C. Cunningham, II
                                          Chairman and Chief Executive Officer

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECITON 1350)

     In connection with the accompanying Quarterly Report of Sooner Holdings, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 (the
"Report"), I, Merwin T. Buxton, III, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) of 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 20, 2002                   /s/Merwin T. Buxton, III
                                          --------------------------------------
                                          Merwin T. Buxton, III
                                          Chief Financial Officer