Form 10KSB
period 2002-09-30
SOONER HOLDINGS INC /OK/
filed 2003-01-13
CIK 861370

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB


            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

                          Commission File No. 0-18344

                              SOONER HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           Oklahoma                                                   73-1275261
-------------------------------                              -------------------
(State or other jurisdiction of                                    (IRS Employer
 incorporation or organization)                              Identification No.)

  2534 W. I-40  Oklahoma City, Oklahoma                                    73108
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number:                                        (405) 236-8332
                                                                  --------------

Securities registered under Section 12(b) of the Exchange Act:              None
                                                                            ----

Securities registered under Section 12(g) of the Exchange Act:     Common stock,
                                                                      $0.001 par
                                                                   -------------

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [ ]

     Revenues  for  the  year  ended  September  30,  2002  were  $2,471,605.

     The aggregate market value of the voting stock held by non-affiliates of the Company on December 15, 2002 was approximately $204,214. As of December 15, 2002 we had 16,888,016 shares of common stock issued and outstanding, of which shares 3,000,000 have been returned to the company for cancellation but have not yet been cancelled.

     Transitional  Small  Business Issuer Disclosure Format     Yes  [ ]  No [X]

                                     PART I
                        ITEM 1. Description of Business

Summary  and  Development  of  the  Company

     Our company, Sooner Holdings, Inc., an Oklahoma corporation, was formed in 1986 to enter the in-home soda fountain business. We never developed this business into a national market. Subsequently, we evolved into a multi-subsidiary holding company in diverse businesses. From 1993, when we were restructured, until June 1998 we sought acquisitions. In November 1987 we acquired a business park from R.C. Cunningham II, our president and a director. In June 1998 we acquired, through our subsidiary ND Acquisition Corp., the assets and certain liabilities of New Direction Centers of America, L.L.C. and entered the minimum-security correctional business. In May 2000 we purchased the rights to a new, Class 5, hardware and software computer-based platform that resembles the computer-based soft switch. We named it "Cadeum" and organized a wholly owned subsidiary, Sooner Communications, Inc., through which we proposed to market Cadeum to telecommunications carriers. These efforts have not been successful. We are evaluating other avenues to market the answering service portion of Cadeum.

We currently operate primarily through three subsidiaries, ND Acquisition Corp., Charlie O Business Park Incorporated and Sooner Communications, Incorporated. These subsidiaries and a brief summary of their businesses follows:

ND  Acquisition  Corp.
----------------------

     ND Acquisition Corp. (NDAC) owns and operates a minimum-security correctional facility for women offenders (Northgate) and a community sentencing facility for men (Eastgate). Both facilities are located in Oklahoma City, Oklahoma.

     NDAC was formed in 1997 as a wholly owned subsidiary and began operations upon our acquisition in June 1998 of the assets and certain liabilities of New Direction Centers of America, L.L.C., (NDCA) an Oklahoma-based private correctional business. As of May 8, 2001, we acquired property consisting of approximately 14 acres of land and a 40,000 square foot building to expand our correctional business.

Sooner  Communications,  Inc.
-----------------------------

     On May 2, 2000 the Sooner Communications (Communications) subsidiary purchased all the rights to a computer based platform called Cadeum. Cadeum was designed to host computer-based telephony products developed specifically for telecommunication providers. We planned to market these products on a wholesale level to telecommunication carriers. We completed beta testing the answering service section of Cadeum with a large Texas-based regional telecommunication provider. Due to certain interface issues, marketing of the answering service was suspended awaiting a resolution. We resolved these issues in the early second quarter of fiscal 2002, at which time marketing of the answering service was to resume. However, the Texas-based regional telecommunications provider did not resume marketing, due to problems inherent in the telecommunications industry.

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

                              BUSINESS DESCRIPTION

The  Correctional  Business
---------------------------

     NDAC entered the correctional business in June 1998 by acquiring the assets and certain liabilities of New Direction Centers of America, L.L.C. NDAC owns and operates two correctional facilities. One is a 220-bed minimum-security correctional facility (Northgate), which houses 134 inmates in Oklahoma City, Oklahoma, as of December 31, 2002. A non-secure residential facility, known as a halfway house, provides residential correctional services for offenders in need of less supervision and monitoring than are provided in a secure environment. Offenders in minimum-security correctional facilities are typically allowed to leave the facility to work in the immediate community or participate in community based educational and vocational training programs during daytime hours. Generally, persons in community correctional facilities are serving the last six months of their sentence. It has one significant contract with the Oklahoma Department of Corrections. Compensation is paid to us based on a per-person, per-day basis. Revenues from this one contract accounted for 98 percent of our correctional revenue for the year ended
September  30,  2002.

     As of May 8, 2001, we acquired property (Eastgate) consisting of approximately 14 acres of land and a 40,000 square foot building to expand our correctional business. The purchase price was $1,002,000, of which $800,000 was allocated to the building and $202,000 was allocated to the land and correctional zoning. The potential aggregate capacity of this facility is 150 beds. We made repairs necessary to house up to 120 inmates and had 10 inmates in residence as of December 31, 2002.

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

The  Telecommunications  Business
---------------------------------

     Communications purchased all the rights to, and partially developed a product we call "Cadeum." Cadeum combines computer-based hardware and software, developed specifically for telecommunications carriers. For instance, a customer of a regional telecommunications provider that offers Cadeum to its customers can access his e-mail by telephone and have it read to him by a synthetic voice. Cadeum could host other unified messaging products.

     The voice mail portion of the Cadeum product was tested within the regional network of a 20-year-old, regional, integrated telecommunications service provider. Certain issues arose that required redesign of the interface between the telephone switching system and our system. These issues were never resolved to our satisfaction, and we are evaluating other avenues to market the answering service portion of Cadeum.

The  Real  Estate  Business
---------------------------

          CO Park operates as a real estate lessor and property manager and as of September 30, 2002 leases to 26 non-related lessees. CO Park's property includes five separate buildings, covering approximately 126,500 square feet, located at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. We operate out of approximately 2,900 square feet in this business park. CO Park competes with other commercial lessors in the Oklahoma City market. Its occupancy, excluding that leased to Sooner Holdings, has averaged over 95% during both 2001 and 2002.

          In the summer of 2002 we were notified by the Oklahoma Department of Transportation ("ODOT") that CO Park's real property would be condemned as part of the re-routing of Interstate Highway 40. We have met with ODOT's appraisers and expect to receive by March 2003 ODOT's appraisal price for its condemnation of our property. We are searching for property we can purchase to relocate our tenants and continue this line of business. This business has cash-flowed positively for us since 1995.

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

          NDAC has 44 full-time and three part-time employees at September 30, 2002. NDAC employs management, administrative, clerical, security, educational services, and general maintenance personnel. NDAC through subcontractors also provides health care and food service. All jurisdictions require correction officers to complete a specified amount of training prior to employment.

          Our business park employs one person full-time and one part time. Sooner Holdings, the holding company, employs two people full-time and one part-time.

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

          Our business park competes with numerous commercial real estate providers in the Oklahoma City metropolitan area. As of December 31, 2002, the business park is 100% leased.

Patents

     Sooner  Holdings  has  no  patents.

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

     There is no need to obtain government approval to lease space in our business park.

Cost  and  Effects  of  Complying  with  Environmental  Laws

     There are no significant costs involved in complying with environmental laws in operating our correctional facility and our business park.

Product  Research  and  Development

     We spent nothing on research and development during the fiscal year ended September 30, 2002.

                        ITEM 2. Description of Property

     The  Correctional  Facility
     ---------------------------

     NDAC's Lincoln Boulevard correctional facility (Northgate) consists of three buildings totaling approximately 44,000 square feet on 2.745 acres of real estate. This property is located at 3115 North Lincoln Boulevard in Oklahoma City, Oklahoma. The facility has a 220-bed capacity, and as of December 31, 2002, we had 134 inmates. This property is subject to

     - a first mortgage that secures a promissory note in the amount of $451,510 due April 20, 2003, with interest at New York prime plus two percent,

     - a second mortgage that secures a promissory note in the amount of $629,200 due September 30, 2003, with interest of 10 percent a year, and

     - A second mortgage that secures a promissory note in the amount of $717,781, due November 28, 2003. Interest is payable monthly at 7.5%. Restructured in November 2002 as a long-term, annually renewable note.

          The federal tax cost basis of the Northgate correctional facility is $770,726 as of September 30, 2002. For purposes of depreciation, the $389,137 in improvements portion of such tax basis is being depreciated at approximately
2.6 percent per year, MACRS method over a claimed life of 39 years of which 35 years remain.

     We pay annual realty taxes of $14,162, which is at an approximate1.84 percent tax rate.

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

     Our Martin Luther King Avenue property (Eastgate), located at the corner of Northeast 36th Street and Martin Luther King Avenue in Oklahoma City, Oklahoma, is a community sentencing facility, consisting of approximately 14 acres of land and a 40,000 square foot building. This property will accommodate 150 inmates at full capacity. As of December 31, 2002, we had 10 inmates in residence.

     The federal tax cost basis of the Eastgate facility is $1,046,989 as of September 30, 2002. For purposes of depreciation, $844,989 in building and improvements is being depreciated at approximately 2.5 percent per year over an estimated life of 40 years, of which 39 years remain.

     This property is subject to a first mortgage in favor of a private organization in the amount of $985,357.

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

     The  Business  Park
     -------------------

     CO Park's industrial business park property consists of five buildings totaling approximately 126,500 square feet on five acres of real estate. This property is located at our corporate address at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. We and our subsidiaries occupy approximately 2,900 square feet and the remainder of the industrial park is leased to 26 unrelated lessees. The lessees generally use the property for retail, manufacturing and light industrial operations.

     CO Park's leases are generally for three to five years. As of December 31, 2002, excluding the square footage leased to us and our affiliates, the facility was 100% occupied. This property is subject to a first mortgage that secures an installment promissory note in the amount of $2,450,494 due in full on August 1, 2009, with interest at 8.8 percent.

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

     The average effective annual rental a square foot in the business park was $3.81 as of September 30, 2002.

     The following is a schedule of the lease expirations for fiscal year ending September 30, 2003 and the following five years. No existing lease extends beyond fiscal year 2006.

                                                                     Percentage  of
            No. of Tenants                                           Gross  Annual
Fiscal       Whose  Lease   Square Footage of   Annual Rental of   Rental Represented
 Year        Will  Expire     Existing Leases     Expiring Lease   By Expiring Leases
------      --------------  -----------------   ----------------   ------------------
 2003              6              50,290            $140,574               29
 2004              7              25,910            $194,009               41
 2005              1               2,253            $  7,200                2
 2006              3              11,150            $ 36,384                8

     Depreciation  on  the  Business  Park
     -------------------------------------

     The federal tax cost basis of the Business Park is $3,182,602 as of September 30, 2002. For purposes of depreciation, the $1,876,124 in buildings and improvements portion of such tax basis is being depreciated at rates ranging from 2.5 to 15 percent a year, straight line method over a claimed life of 7 to 40 years, of which 5 to 40 years remain.

     We pay annual realty taxes of $14,168, which is at a 0.46 percent tax rate.

                            ITEM 3. LEGAL PROCEEDINGS

     In 1999, a lawsuit was filed by a former agent of the business park that acted as our rental agent. In 2001 a judgment in the amount of $57,000 was entered in favor of such person. We appealed the judgment, but it was affirmed in November 2002 by the Oklahoma Supreme Court. We have not paid the judgment, due to offsets we believe we have against this person. We have purchased certificates of deposit in an amount sufficient to satisfy this judgment plus interest accrued on the judgment.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In fiscal 2002, there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise. Our last meeting of shareholders was in 1996.

                                    PART II
                      ITEM 5. MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS

MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     Our common stock trades on the OTC Bulletin Board under the stock symbol "SOON". The high and low bid information for the stock during the years ended September 30, 2001 and 2002 is set forth below. The information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

          Calendar
          Quarter                          High                Low
          2000:     4th  Qtr               0.350               0.080

          2001:     1st  Qtr               0.06                0.035
                    2nd  Qtr               0.035               0.03
                    3rd  Qtr               0.04                0.03
                    4th  Qtr               0.03                0.02

          2002:     1st  Qtr               0.02                0.02
                    2nd  Qtr               0.025               0.02
                    3rd  Qtr               0.025               0.02

Shareholders

     As of September 30, 2002, we had 575 shareholders of record and 13,888,016 shares issued and outstanding. This does not include the holders whose shares are held in a depository trust in "street" name. As of September 30, 2002, 1,896,139 shares (or approximately 11.2 percent) of the issued and outstanding stock were held by Depository Trust Company in "street name".

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

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

Background  and  Introduction

     Charlie O Beverages, Inc. was formed in 1986 to enter the in-home soda fountain business. Subsequently, we evolved into a multi-subsidiary holding company in diverse businesses and changed our name to Sooner Holdings, Inc. During 1996 and early 1997 we narrowed our focus to Oklahoma real estate while seeking new business opportunities. In June 1998 we acquired, through our subsidiary NDAC, the assets and certain liabilities of New Direction Centers of America, L.L.C. and entered the minimum-security correctional business. In April 2000, we formed a subsidiary, Sooner Communications, Inc., to enter the telecommunications support business.

     Effective with our Form 10-KSB dated September 30, 2000, we changed our reporting year to September 30.

Liquidity and Capital Resources - Fiscal year ended September 30, 2002 compared to fiscal year ended September 30, 2001:

     Cash flow used in operations decreased by $118 during the year ended September 30, 2002 as compared to the year ended September 30, 2001. Cash flows used in investing activities decreased by $867,532 (79%) due primarily to reductions in Eastgate facility, which was acquired in 2001 ($830,000) and leasehold improvement activity at our NDAC Northgate facility ($37,976). Cash flows from financing activities decreased by $663,389 (68%), due to a reduction of $1,870,747 in borrowings on notes payable offset by a reduction of $790,089 in payments on notes payable and a reduction of $417,269 in royalty payments.

     We have had severe liquidity problems for the last several years. Our liquidity is reflected in the table below, which shows comparative deficiencies in working capital:

                                        September  30,          September  30,
                                            2001                      2002
                                            ----                      ----
Deficiency  in  working  capital         $(1,137,735)            $(1,796,388)
                                         ===========             ===========

     Although our working capital is negative, we have been able to meet our obligations as a result of the financial support received from certain of our related parties. Our current working capital, which has been provided in the form of short- and long-term debt, has been primarily supplied either by R.C. Cunningham II, our chairman of the board and president, or by Aztore Holdings, Inc., a Phoenix, Arizona-based investment company. Aztore holds various notes and liabilities against us and has agreed to forebear and restructure a majority of these liabilities as part of the acquisition by New Directions. Aztore is no longer a source of working capital.

     As  a  part  of  the  acquisition of our correctional business, we issued a single-pay note with a face amount of $1,000,000, due June 1, 2001. In May 2001, we obtained a short-term note in the amount of $737,017 (including a $50,000 origination fee) to retire $670,800 of this note that was due to unrelated parties. The balance of $629,200 is due to two of our stockholders, officers and directors, R.C. Cunningham II and Ron Alexander. Those stockholders have agreed to forebear demand and collection until after 2003. This note is not in default. As of September 30, 2002, the $737,017 note had been paid down to $717,781 and has been extended on a long-term basis, annually renewable.

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

     In June 1999, we refinanced the debt on CO Park. The debt was replaced by a single note in the amount of $2,500,000 payable to a bank with interest at 8.8% that matures in June 2009. This note's principal amount is now $2,450,494.

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

Results of Operations - The fiscal year ended September 30, 2002 compared to the fiscal year ended September 30, 2001:

     The  following  table  illustrates  our  revenue  mix.

                                       Year Ended           Year Ended
                                        09-30-02   Percent   09-30-01   Percent
                                       ----------  -------  ----------  -------
     Real estate leasing revenues     $   458,818     19     $   458,201   17

     Correctional revenues              2,012,787     81       2,252,327   83
                                      -----------            -----------

       Total revenues                 $ 2,471,605            $ 2,710,528
                                      ===========            ===========

     Total revenues decreased by $238,923 in fiscal year 2002 (9%) from $2,710,528 in fiscal year 2001 to $2,471,605 in fiscal year 2002.

     Correctional revenues decreased by $239,540, or 11%, in the year ended September 30, 2002 as compared to the year ended September 30, 2001 due to a reduction in the average daily number of inmates in the third and fourth quarters of fiscal 2002.

     Our business park revenues were stable at $458,818 in the year ended September 30, 2002 as compared to $458,201 in the year ended September 30, 2001. At September 30, 2002 and at September 30, 2001, the business park was 100% occupied, net of space used by us. Losses of tenants in the future could affect future operations and financial position because of the cost of new leasehold improvements and lower revenues due to any prolonged vacancy. There is no assurance we will maintain our high occupancy rate.

    Operating  Expenses          Year Ended             Year Ended
(Before  Interest  Expense)       09-30-02    Percent    09-30-01     Percent
---------------------------      -----------  -------   -----------   -------
Real estate leasing expenses     $  154,987      5      $  116,294       4

Correctional expenses             1,102,370     39       1,010,171      35

Corporate expenses                  958,479     34       1,211,060      42

Depreciation and Amortization       608,940     22         526,443      18
                                 ----------    ---      ----------     ---

Total Operating Expenses         $2,824,776    100      $2,863,968     100
                                 ==========    ===      ===========    ===

     Total operating expenses for the year ended September 30, 2002 were $2,824,776, as compared to total expenses for the year ended September 30, 2001 of $2,863,968. This represents a decrease of $39,192.

Capital  Expenditures  and  Commitments

     During the year ended September 30, 2002, we spent $232,652 on capital expenditures, a reduction of $873,924 from capital expenditures in the year ended September 30, 2001, due primarily to fewer expenditures in our Eastgate correctional facility.

Going  Concern  and  Management  Plans

     As shown in the financial statements, we incurred a net loss of $963,426 during the year ended September 30, 2002, and, as of that date, our current liabilities exceeded our current assets by $1,796,388 and our total liabilities exceeded our total assets by $2,271,937.

     Realization of the value of a major portion of our assets is dependent upon our ability to meet its financing requirements and the success of our future operations.

     ND  Acquisitions,  Inc  -  During  the  year,  inmate  population  averaged approximately 130 a day at our Northgate halfway house operation. Expenses increased in connection with certification by the American Correctional Association and increased security and counseling payrolls required as a result of increased inmate population.

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

     Charlie O Business Park Incorporated. - As of the balance sheet date, the park was 100% occupied. This operation is self-supporting.

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


                          ITEM 7. Financial Statements

     The following financial statements listed in the table below have been prepared in accordance with the requirements of Item 310(a) of Regulation SB:

                                                                            Page
                                                                            ----

Report  of  Independent  Certified  Public  Accountants                      12
Consolidated  Balance  Sheets  September  30,  2002  and  2001               13
Consolidated  Statements of Operations  Year ended
  September 30, 2002 and 2001                                                14
Consolidated Statement of Stockholders' Deficit Years
  ended September 30, 2002 and  2001                                         15
Consolidated  Statements  of  Cash  Flows Year ended
  September 30, 2002 and 2001                                                16
Notes  to  Consolidated  Financial  Statements                               18

               Report of Independent Certified Public Accountants


Board  of  Directors
Sooner  Holdings,  Inc.

We have audited the accompanying consolidated balance sheets of Sooner Holdings, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sooner Holdings, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As shown in the financial statements, the Company incurred a net loss of $963,426 during the year ended September 30, 2002 and, as of that date, the Company's current liabilities exceeded current assets by $1,796,388 and total liabilities exceeded total assets by $2,271,937. These factors, among others, as discussed in Note A to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/  Grant  Thornton  LLP

GRANT  THORNTON  LLP


Oklahoma  City,  Oklahoma
December  19,  2002

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  September 30,

                                     ASSETS           2002             2001
                                                -------------     -------------
CURRENT  ASSETS
  Cash  and  cash  equivalents                  $      57,730     $      14,648
  Restricted  cash                                          -             2,553
  Accounts  receivable                                176,887           273,291
  Other  current  assets                              129,449            45,270
                                                -------------     -------------
      Total  current  assets                          364,066           335,762

PROPERTY  AND  EQUIPMENT,  net                      4,027,973         4,014,710

INTANGIBLE ASSETS, net of accumulated
  amortization  of $844,042 in 2002 and
  $738,287  in  2001                                  910,439         1,313,194

OTHER  ASSETS                                         399,771           404,740
                                                -------------     -------------

                                                $   5,702,249     $   6,068,406
                                                =============     =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT  LIABILITIES
  Accounts  payable                             $     116,968     $      96,608
  Accrued  liabilities                                616,550           357,544
  Deferred  revenue                                    24,900            20,750
  Current portion of notes and royalty
    payables                                        1,402,036           998,595
                                                -------------     -------------
      Total  current  liabilities                   2,160,454         1,473,497

NOTES  PAYABLE,  less  current  portion             5,813,732         5,810,914

ROYALTY  PAYABLE,  less  current  portion                   -            92,506

COMMITMENTS  AND  CONTINGENCIES                             -                 -

STOCKHOLDERS'  DEFICIT
  Preferred stock - undesignated; authorized,
    10,000,000  shares; issued and outstanding,
    none                                                    -                 -
  Common stock - $.001 par value;  authorized,
    100,000,000 shares; issued and outstanding,
    13,888,016 shares in 2001 and 2002                 13,888            13,888
  Additional  paid-in  capital                      6,268,490         6,268,490
  Accumulated  deficit                             (8,482,315)       (7,518,889)
  Related party receivable from stock purchase        (72,000)          (72,000)
                                                -------------     -------------
                                                   (2,271,937)       (1,308,511)
                                                -------------     -------------

                                                $   5,702,249      $  6,068,406
                                                =============      ============

        The accompanying notes are an integral part of these statements

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended September 30,

                                                     2002              2001
                                                 ------------     -------------
Revenues
  Commercial  leasing                            $    458,818     $     458,201
  Correctional  facility  services                  2,012,787         2,252,327
                                                 ------------     -------------
      Total  revenues                               2,471,605         2,710,528

Expenses
  Cost of correctional facility services            1,102,370         1,010,171
  Cost  of  commercial  leasing                       154,987           116,294
  General  and  administrative                        958,479         1,211,060
  Depreciation, amortization and impairments          608,940           526,443
                                                 ------------     -------------

      Total  operating  expenses                    2,824,776         2,863,968
                                                 ------------     -------------

      Loss  from  operations                         (353,171)         (153,440)

Other  expense  (income)
  Other  expense  (income)                              8,008           (51,388)
  Interest  expense                                   602,247           669,297
                                                 ------------     -------------
                                                      610,255           617,909
                                                 ------------     -------------

      NET  LOSS                                  $   (963,426)    $    (771,349)
                                                 ============     =============

Basic  and  diluted  loss  per  common  share    $       (.07)    $        (.05)
                                                 ============     =============

Weighted  average  common  shares  outstanding     13,888,016        16,427,742
                                                 ============     =============

         The accompanying notes are an integral part of this statement.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                    Years ended September 30, 2002 and 2001


                                                Common stock         Additional                    Related         Total
                                         -------------------------     paid-in     Accumulated      party      stockholders'
                                            Shares       Amount        capital       deficit      receivable      deficit
                                         ------------  -----------  ------------  -------------  -----------  ---------------
Balance  at  October  1,  2000           16,888,016    $  16,388    $5,977,490    $(6,747,540)    $(252,000)    $(1,005,662)

Accretion  of  redeemable  common  stock          -            -       (31,500)             -             -         (31,500)

Net  loss                                         -            -             -       (771,349)            -        (771,349)

Expiration of stock redemption feature            -          500       499,500              -             -         500,000

Return  of  stock                        (3,000,000)      (3,000)     (177,000)             -       180,000               -
                                         ----------    ---------    ----------    -----------     ---------     -----------
Balance  at  September  30,  2001        13,888,016       13,888     6,268,490     (7,518,889)      (72,000)     (1,308,511)

Net  loss                                         -            -             -       (963,426)            -        (963,426)
                                         ----------    ---------    ----------    -----------     ---------     -----------

Balance  at  September  30,  2002        13,888,016    $  13,888    $6,268,490    $(8,482,315)   $  (72,000)    $(2,271,937)
                                         ==========    =========    ==========    ===========    ==========     ===========

        The accompanying notes are an integral part of these statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended September 30,

                                                       2002            2001
                                                    ----------     -------------

Increase (Decrease) in Cash and Cash Equivalents

Cash  flows  from  operating  activities
  Net  loss                                         $(963,426)     $   (771,349)
  Adjustments  to reconcile net loss to net
    cash used in operating activities
      Depreciation, amortization and impairment       608,940           526,443
      Accretion of discount on royalty payable              -           148,550
      Loss  on  disposal  of  fixed  assets            13,205                 -
      Changes  in  assets  and  liabilities
        Accounts  receivable                           96,404          (116,254)
        Other current assets and other assets         (79,210)           45,640
        Accounts  payable                              20,360            (6,474)
        Accrued  liabilities                          259,006           136,340
        Deferred  revenue                               4,150            (3,585)
                                                    ---------      ------------
          Net cash used in operating activities       (40,571)          (40,689)

Cash  flows  from  investing  activities
  Purchase  of  property  and  equipment             (232,653)       (1,106,576)
  Decrease  in  restricted  cash                        2,553             8,945
                                                    ---------      ------------

          Net cash used in investing activities      (230,100)       (1,097,631)

Cash  flows  from  financing  activities
  Borrowings  on  notes  payable                      747,564         2,618,311
  Repayments  of  notes  payable                     (410,081)       (1,200,170)
  Royalty  payments                                   (23,730)         (441,000)
                                                    ---------      ------------

          Net cash provided by financing
            activities                                313,753           977,141
                                                    ---------      ------------

          NET INCREASE (DECREASE) IN CASH AND
            CASH  EQUIVALENTS                          43,082          (161,179)

Cash and cash equivalents at beginning of year         14,648           175,827
                                                    ---------      ------------

Cash and cash equivalents at end of year            $  57,730      $     14,648
                                                    =========      ============

Cash and cash equivalents paid during the
  year for interest                                 $ 373,437      $    354,902
                                                    =========      ============

        The accompanying notes are an integral part of these statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                    Years ended September 30, 2002 and 2001


Supplemental  Disclosure  of  Noncash  Investing  and  Financing  Activities

During  the  year  ended  September  30,  2002,  the  following  occurred:

          The company assumed a note for $265,948 owed by a related party as partial payment of a note payable to the related party.

During  the  year  ended  September  30,  2001,  the  following  occurred:

     In  connection  with  noncash  stock  transactions,  the  Company recorded:

          A reclassification of the redeemable common stock's redemption value ($500,000) to stockholders' deficit.

          A reduction in notes receivable of $180,000 in exchange for the return of 3,000,000 shares of common stock.
















        The accompanying notes are an integral part of these statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2002 and 2001

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

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a stockholders' deficit of $2,271,937 and has a working capital deficiency of $1,796,388 as of September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Management  Plans
-----------------

     Realization of a major portion of the Company's assets is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Plans regarding the Company's primary operations are as follows (however, there is no assurance that these objectives can be achieved):

     NDAC - During the year ended September 30, 2002, NDAC used cash in operations of approximately $103,000. During the year, inmate population averaged 130 a day at our Northgate halfway house operation. Expenses increased in connection with certification by the American Correctional Association and increased security and counseling payrolls required as a result of increased inmate population. Management is working with agency officials to increase the daily census to provides increased cash flows.

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

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2002 and 2001


NOTE  A  -  ORGANIZATION  AND  OPERATIONS  -  CONTINUED

  Management  Plans  -  Continued
  -------------------------------

     The note payable to bank of $717,781 due November 28, 2002 was renewed subsequent to September 30, 2002. This note is reflected as long-term debt in these financial statements.

     The balance of the New Direction Centers of America, LLC note is due indirectly to two of the major stockholders. They have agreed to forebear demand and collection until after September 30, 2003.

     Charlie  O  Business Park, Inc. - During the year ended September 30, 2002,
     Charlie O Business Park, Inc. generated a positive cash flow from operations of approximately $76,000. As of September 30, 2002, Business Park was 100% occupied. This operation is self-supporting.

     Sooner Communications, Inc. - Sooner Communications ("Telecommunications") has generated no revenue. Through August 15, 2001, the Company had spent approximately $ 157,000 in developing, testing, and attempting to interface our system with our regional customer. As of that date, all employees of Telecommunications were terminated, its president returned 3,000,000 shares of stock earlier issued to him (Note H), and most expenses were eliminated. The Telecommunications president agreed to work as needed without compensation to oversee any continuing testing of the system in order to integrate the system into the regional customer's system. During the year ended September 30, 2002, certain software licenses obtained during the formation of Telecommunication were determined to have no continuing value and the carrying amount of approximately $148,000 were written off.

     Management  has  not  budgeted  any   significant  expenditures   for  this
     subsidiary. Limited marketing of a portion of the answering system is being evaluated.

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

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                          September 30, 2002 and 2001


NOTE  B  -  SUMMARY  OF  ACCOUNTING  POLICIES  -  CONTINUED

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

  4.     Property  and  Equipment
         ------------------------

  Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of five to 40 years. Maintenance, repairs and renewals, which do not materially add to the value of an asset or appreciably prolong its life, are charged to expense as incurred.

  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. In the opinion of management, no such events or changes in circumstances have occurred.

  5.     Intangible  Assets
         ------------------

  Intangible assets consist of contract rights which resulted from a business acquisition and the acquisition of software licenses. These contract rights and software licenses are amortized by the straight-line method over nine and five years, respectively.

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

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                          September 30, 2002 and 2001


NOTE  B  -  SUMMARY  OF  ACCOUNTING  POLICIES  -  CONTINUED

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

  9.     Fair  Value  of  Financial  Instruments
         ---------------------------------------

  The Company estimates the fair value of its financial instruments based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. All of the Company's financial instruments are held for purposes other than trading. The Company believes that the carrying value of all of its financial instruments approximates fair value as of September 30, 2002 and 2001.

  10.    Loss  Per  Common  Share
         ------------------------

  Basic loss per share has been computed on the basis of weighted average common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as the Company has no outstanding dilutive potential common shares. Stock options which are exercisable for 600,000 common shares are excluded from the diluted calculation for the years ended September 30, 2002 and 2001.

  11.    Use  of  Estimates
         ------------------

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                          September 30, 2002 and 2001


NOTE  B  -  SUMMARY  OF  ACCOUNTING  POLICIES  -  CONTINUED

  12.    New  Accounting  Pronouncements
         -------------------------------

  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Under SFAS No. 142, goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective October 1, 2001, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. Effective October 1, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator. All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting. The adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position or results of operations.

  In July 2001, SFAS No. 143, Accounting for Asset Retirement Obligations, was issued. SFAS No. 143 establishes requirements for accounting for removal costs associated with asset retirements. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this standard on our consolidated financial statements.

  In October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the definition of what.
  constitutes discontinued operations to include more disposal transactions. SFS No. 144 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144, assets held for sale that are a component of an entity are included in discontinued operations and cash flows will be eliminated from the ongoing operations if the entity does not have any significant continuing involvement in the operations prospectively.

  In May 2002, SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. SFAS No. 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlines in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial position or results of operations.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                          September 30, 2002 and 2001


NOTE  B  -  SUMMARY  OF  ACCOUNTING  POLICIES  -  CONTINUED

  12.    New  Accounting  Pronouncements  -  Continued
         ---------------------------------------------

  In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet adopted SFAS No. 146 nor determined the effect of the adoption of SFAS No. 146 on its consolidated financial position or results of operations.


NOTE  C  -  PROPERTY  AND  EQUIPMENT

  Property  and  equipment are comprised of the following as of September 30:

                                       Useful  life      2002           2001
                                       ------------   ----------     ----------
     Land                                     -       $1,513,400     $1,513,400
     Buildings  and  improvements           12-40      3,257,785      3,062,735
     Machinery  and  equipment               3-12        207,541        207,395
     Vehicles                                 5           50,824         80,968
                                                      ----------    -----------
                                                       5,029,550      4,864,498
          Less  accumulated  depreciation              1,001,577        849,788
                                                      ----------     ----------

                                                      $4,027,973     $4,014,710
                                                      ==========     ==========

  Depreciation expense totaled $206,185 and $172,460 for the years ended September 30, 2002 and 2001, respectively.

NOTE  D  -  INTANGIBLE  ASSETS

  Intangible  assets  are  comprised  of  the  following  as of September 30:

                                                         2002          2001
                                                      ----------     ----------
     Contract  rights                                 $1,754,481     $1,754,481
     Software  licenses                                        -        297,000
                                                      ----------     ----------
                                                       1,754,481      2,051,481

       Less  accumulated  amortization                   844,042        738,287
                                                      ----------     ----------

                                                    $    910,439     $1,313,194
                                                    ============     ==========

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                          September 30, 2002 and 2001


NOTE  D  -  INTANGIBLE  ASSETS  -  CONTINUED

  Amortization expense totaled $254,155 and $273,955 for the years ended September 30, 2002 and 2001, respectively.

  During the year ended September 30, 2002, certain software licenses of telecommunications products, with a carrying amount of approximately $148,000, were determined to have no continuing value and were written off in the fourth quarter of fiscal 2002. During 2001, an impairment of approximately $76,000 was determined for these licenses. Fair value was determined by reference to the present value of the estimated future cash inflows of such assets. These impairment losses are included in depreciation and amortization expense.

NOTE  E  -  OTHER  ASSETS

  Other  assets  are  comprised  of  the  following  as  of  September  30:

                                                         2002          2001
                                                      ----------     ----------
     Loan  commitment  fee                            $100,771       $105,740
     Certificates  of  deposit                         299,000        299,000
                                                      --------       --------

                                                      $399,771       $404,740
                                                      ========       ========

  Amortization of the loan commitment fee totaled $4,969 and $4,128 for the years ended September 30, 2002 and 2001, respectively.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                          September 30, 2002 and 2001


NOTE  F  -  NOTES  PAYABLE

  Notes payable consist of the following at September 30:

                                                           2002         2001
                                                        ----------   ----------

    Notes  payable  to related parties, interest
    at 10% per annum, payable on demand after
    September  30,  2003;  uncollateralized             $  876,396   $1,029,944

    Balloon promissory note payable to related
    party, 10% stated interest per annum,
    terms  modified  September 2001; modified
    terms call for this note to be payable
    on  demand  after  September  30,  2003                629,200      629,200

    Note  payable  to  bank,  interest at 7.5%,
    principal and interest due April 20, 2003;
    collateralized  by a first mortgage on land,
    building and certificates of deposit,
    guaranteed  by  a  related  party                      451,510      496,145

    Revolving  line  of  credit  with  Bank  One,
    maximum credit limit of $120,000, interest
    payable monthly at 1% over the bank's prime
    rate (effective rate 5.75% at September 30, 2002),
    principal payable May 2005; uncollateralized,
    guaranteed by  a  related  party                       119,893       15,268

    Installment  note  payable, interest at 8.8%,
    due August 1, 2009; collateralized by  first
    mortgage  on  real  estate                           2,450,494    2,468,102

    Note  payable to bank, interest at 8.5%,
    principal and interest due November 28,
    2002; collateralized by first mortgage on
    real estate; subsequently renewed with maturity
    of  November  28,  2003                                717,781      737,017

    Note  payable to bank, interest payable
    monthly at prime plus 1% (effective rate
    5.25%  at  September  30,  2002),  due
    August 25, 2003; collateralized by second
    mortgage  on  real  estate                             403,665      422,950

    Installment  note  payable  to  corporation,
    interest  at  8%; due May 8, 2017;
    collateralized by first mortgage on land
    and building                                           985,357      988,325

    Note  payable  to  bank,  interest  at  prime
    plus 1.75% (effective rate 6.5% at September  30,
    2002),  due  September  1,  2003, guaranteed by a
    related party.                                         265,948            -

    Note  payable  to  a  related  party,  interest
    at  8%,  due  January  1, 2005, uncollateralized       115,000            -

    Advance  from  related  party                           79,600            -

    Various  notes  payable                                 14,485            -
                                                        ----------   ----------
                                                         7,109,329    6,786,951
      Less  current  portion                             1,295,597      976,037
                                                        ----------   ----------

                                                        $5,813,732   $5,810,914
                                                        ==========   ==========

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                          September 30, 2002 and 2001


NOTE  F  -  NOTES  PAYABLE  -  CONTINUED

  Aggregate future maturities of notes payable at September 30, 2002 are as follows:

     Year  ending  September  30
          2003                                   $1,295,597
          2004                                    1,719,571
          2005                                      414,996
          2006                                      539,302
          2007                                       85,191
          Thereafter                              3,054,672
                                                 ----------

                                                 $7,109,329
                                                 ==========

  The Company has not made certain required payments on the $985,357 note payable to a corporation during the year ended September 30, 2002; however, the lender has waived these events of default through October 1, 2003.

NOTE  G  -  ROYALTY  PAYABLE

  As a part of a business acquisition, the Company assumed a royalty payable to an individual. The agreement required monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC through April 2017. Future minimum payments under this agreement were $1,200,000 and a discount of $934,260 was imputed at the date of purchase. Interest expense for the year ended September 30, 2001 was approximately $57,000.

  Effective September 24, 2001, the Company modified this agreement by making a cash payment of $375,000 and issuing a 7%, $100,000, uncollateralized note payable. No gain or loss was recognized on the modification. During 2002 the Company defaulted on the note. As a result, this note of approximately $105,000 is classified as current in the financial statements.

NOTE  H  -  STOCKHOLDERS'  DEFICIT

  Common  Stock
  -------------

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

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                          September 30, 2002 and 2001


NOTE  H  -  STOCKHOLDERS'  DEFICIT  -  CONTINUED

  Preferred  Stock
  ----------------

  The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences,  privileges  and  ratify  the  powers,  if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of September 30, 2002.

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

  The Company uses the intrinsic value method to account for its stock option plan in which compensation is recognized only when the fair value of the underlying stock exceeds the exercise price of the option at the date of grant. The exercise price of all options equaled or exceeded market price of the stock at the date of grant. Accordingly, no compensation cost has been recognized for the options issued. Had compensation cost been determined based on the fair value of the options at the grant dates, the Company's net loss and loss per share would have been the pro forma amounts as. indicated below.

                                                 Year  ended  September  30,
                                                 ---------------------------
                                                     2002           2001
                                                  ----------     ----------
     Net  loss
       As  reported                               $(963,426)     $(771,349)
       Pro  forma                                 $(963,426)     $(776,533)

     Loss  per  share,  basic  and  diluted
       As  reported                               $    (.07)     $    (.05)
       Pro  forma                                 $    (.07)     $    (.05)

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                          September 30, 2002 and 2001


NOTE  H  -  STOCKHOLDERS'  DEFICIT  -  CONTINUED

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

  A summary of the status of the Company's stock option plan as of September 30, 2002 and 2001 and changes during the years ended September 30, 2002 and 2001 are presented below.

                                           2002                   2001
                                               Weighted                Weighted
                                                average                 average
                                               exercise                exercise
                                    Shares       price       Shares      price
                                   --------    --------     --------   --------
     Outstanding  at  beginning
     of  year                      600,000       $0.33      600,000      $0.33
     Granted                             -           -            -      $   -
     Exercised                           -           -            -      $   -
     Forfeited                           -           -            -      $   -
                                   -------                  -------
    Outstanding  at  end  of
      year                         600,000       $0.33      600,000      $0.33
                                   =======                  =======

    Options exercisable at
      year end                     600,000       $0.33      600,000      $0.33

    Weighted  average  fair
      value  of  options
      granted  during  the  year     N/A                       N/A

  The following table summarizes information about fixed-price stock options outstanding at September 30, 2002:

                           Options outstanding              Options exercisable
                -----------------------------------------  ---------------------
                                Weighted-
                                 average     Weighted-                 Weighted-
                    Number      remaining     average       Number      average
                 outstanding   contractual    exercise    exercisable   exercise
                 at 9/30/02       life         price      at 9/30/02     price
                ------------- ------------- -----------  ------------- ---------
Exercise price
    $0.33           600,000      .75  years    $0.33        600,000      $0.33

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                          September 30, 2002 and 2001


NOTE  I  -  INCOME  TAXES

  The Company's effective income tax rate differed from the federal statutory rate of 34% as follows for the periods ended September 30:

                                                        2002           2001
                                                     ----------     ----------
    Income  taxes  at  federal  statutory  rate      $(327,565)     $(262,259)
    Change  in  valuation  allowance, net of
      change in estimate of deferred tax
      liability                                        451,881        397,610
    State  income  taxes  at  statutory  rate          (54,330)       (43,196)
    Effect  of  graduated  rates                             -         (8,950)
    Revisions  of  prior  year  estimates              (69,986)       (74,850)
    Other                                                    -         (8,355)
                                                     ---------      ---------

        Total  tax  benefit                          $       -      $       -
                                                     =========      =========

  Components  of  deferred  taxes  are  as  follows  at  September  30:

                                                        2002           2001
                                                     ----------     ----------
    Assets

      Property  and  equipment                       $    8,228     $   29,177
      Intangible  assets                                254,359        120,673
      Tax  loss  carryforward                         2,276,520      1,937,376
      Valuation  allowance                           (2,533,423)    (2,081,542)
                                                     ----------     ----------

          Total  assets                                   5,684          5,684

    Liabilities
      Royalty  payable  and  accrued  liabilities        (5,684)       (5,684)
                                                     ----------     ----------

          Total                                      $        -     $        -
                                                     ==========     ==========

  The valuation allowance increased $451,881 and $397,610 for the years ended September 30, 2002 and 2001, respectively.

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

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                          September 30, 2002 and 2001


NOTE  I  -  INCOME  TAXES  -  CONTINUED

  The Company has net operating losses of approximately $61,000 which expired during the year ended September 30, 2002. At September 30, 2002, the Company has net operating loss carryforwards for income tax purposes as follows:

               Expiration  date
                    2003                        $   363,000
                    2004                            759,000
                    2005                            646,000
                    2006                            390,000
                    2007                            256,000
                    2008                            707,000
                    2009                            244,000
                    2010                            358,000
                    2013                             29,000
                    2018                            280,000
                    2019                             96,000
                    2020                            274,000
                    2021                            450,000
                    2022                            852,000
                                                 ----------
                                                 $5,704,000
                                                 ==========

NOTE  J  -  RELATED  PARTY  TRANSACTIONS

  New  Directions  Centers  of  America  LLC
  ------------------------------------------

  As part of a business acquisition effective June 1, 1998, the Company issued a note payable to New Directions Centers of America LLC ("NDLLC") which is owned partially (24%) by the Company's president and chairman.

  Related  Party  Obligations
  ---------------------------

  The  following  table  reflects  amounts  owed  to  related   parties  as   of
  September  30:

                                            2002                                      2001
                          ----------------------------------------   ----------------------------------------
                                              Accounts payable and                       Accounts payable and
                          Notes payable, net   accrued liabilities   Notes payable, net   accrued liabilities
                          ------------------  --------------------   ------------------  --------------------
    President and Chairman   $   691,396            $242,980             $   729,944            $195,276
    Aztore Holdings,  Inc.       300,000              87,575                 300,000              57,390
    NDLLC                        629,200                   -                 629,200
    Advances from related
      party                       79,600                   -                       -                   -
                            ------------            --------              -----------           --------
    Total  related  party
      liabilities           $  1,700,196            $330,555              $1,659,144            $252,666
                            ============            ========              ==========            ========

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                          September 30, 2002 and 2001


NOTE  J  -  RELATED  PARTY  TRANSACTIONS  -  CONTINUED

  In addition, at September 30, 2002, the president and chairman has personally guaranteed $837,351 of the Company's notes payable (see Note F).

NOTE  K  -  LEASES

  The Company's subsidiary, Business Park, leases commercial business sites to several different entities. Minimum future rentals on non-cancelable leases are as follows at September 30, 2002:

                      2003                   $331,333
                      2004                    145,289
                      2005                     77,292
                      2006                     55,536
                      2007                     30,290
                                             --------

                                             $639,740
                                             ========

NOTE  L  -  COMMITMENTS  AND  CONTINGENCIES

  On June 4, 2001, Talbot Investment Company was awarded a judgment against the Company of approximately $57,000 for payment of real estate and lease commissions from Business Park. The award was appealed by the Company but was not reversed. The Company has purchased certificates of deposit in an amount that will provide funds for payment of the award plus interest. The judgment amount plus interest was accrued during the fourth quarter of fiscal 2002.

  The Company is involved in certain other administrative proceedings arising in the normal course of business. In the opinion of management, such matters will be resolved without material effect on the Company's results of operations or financial condition.

  The Company was notified by the Oklahoma Department of Transportation ("ODOT") that Business Park's real property would be condemned as part of the re-routing of Interstate Highway 40. Management has met with ODOT's appraisers and expects to receive by March 2003 ODOT's appraisal price for the condemnation of the property. The Company is searching for replacement property to continue this line of business; however, the amount to be received is unknown.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                          September 30, 2002 and 2001


NOTE  M  -  SEGMENT  INFORMATION

  The Company operates in the following three segments: commercial leasing, correctional facility and telecommunications. Information concerning the Company's business segments is as follows as of and for the:

                                                   Year  ended  September  30,
                                                   ---------------------------
                                                      2002             2001
                                                   -----------     ------------
    Revenues
      Commercial  leasing                         $    458,818     $    458,201
      Correctional  facility                         2,012,787        2,252,327
                                                  ------------     ------------

          Total                                   $  2,471,605     $  2,710,528
                                                  ============     ============

    Segment  earnings  (loss)
      Commercial  leasing                         $    (49,964)    $     42,771
      Correctional  facility                          (549,010)        (292,607)
      Telecommunications                              (243,291)        (345,955)
      Corporate                                       (121,161)        (175,558)
                                                  ------------     ------------

          Total                                   $   (963,426)    $   (771,349)
                                                  ============     ============
    Identifiable  assets
      Commercial  leasing                         $  2,888,344     $  2,874,867
      Correctional  facility                         3,064,796        3,163,243
      Telecommunications                                27,484          270,607
      Corporate                                        833,605          891,138
      Eliminations                                  (1,111,980)      (1,131,449)
                                                  ------------     ------------

          Total                                   $  5,702,249     $  6,068,406
                                                  ============     ============

    Depreciation, amortization and impairment
      Commercial  leasing                         $     81,364     $     79,500
      Correctional  facility                           284,795          256,874
      Telecommunications                               241,921          189,209
      Corporate                                            860              860
                                                  ------------     ------------

          Total                                   $    608,940     $    526,443
                                                  ============     ============

                           September 30, 2002 and 2001


NOTE  M  -  SEGMENT  INFORMATION  -  CONTINUED

                                                   Year  ended  September  30,
                                                   ---------------------------
                                                      2002             2001
                                                   -----------     ------------
    Additions  to  long-lived  assets
      Commercial  leasing                         $        5,753   $     34,084
      Correctional  facility                             226,900      1,065,981
      Telecommunications                                       -          6,511
                                                  --------------   ------------

          Total                                   $      232,653   $  1,106,576
                                                  ==============   ============

    Interest  expense
      Commercial  leasing                         $      219,295   $    223,816
      Correctional  facility                             322,557        385,736
      Corporate                                           60,395         59,745
                                                  --------------   ------------

          Total                                   $      602,247   $    669,297
                                                  ==============   ============

  Identifiable assets are those assets used in the Company's operations in each area. Corporate loss includes general and administrative costs and corporate assets consist primarily of cash and other current assets.

NOTE  N  -  SIGNIFICANT  CUSTOMERS

  The Company contracts with various governmental agencies to provide correctional services. The contracts generally specify for the Company to provide correctional services, including complete residential services. As of September 30, 2002 and 2001, the Company had one significant contract with the Oklahoma Department of Corrections. Compensation paid to the Company is based on a per-person, per-day basis. Revenues generated from this contract during 2002 and 2001 comprised 79% and 76% of total Company revenues, respectively. This contract is renewable annually.

    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURES

     None.

                                    PART III
                ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                      AND CONTROL PERSONS; COMPLIANCE WITH
                        SECTION 16(A) OF THE EXCHANGE ACT

Directors  of  Sooner  Holdings,  Inc.

     Our current directors and their principal occupation are listed below. R.C. Cunningham III is the son of R.C. Cunningham II, the president and chairman. The ownership amount and percent represents shares of our common stock beneficially owned by each of them as of December 15, 2002:

                                                                  Ownership (1)
                            Director                            -----------------
       Name           Age    Since     Principal Occupation      Amount   Percent
--------------------- ----  --------  -----------------------   --------- -------
R.C. Cunningham II     74   06/01/89  Chairman  and  President, 6,394,081  46.0
                                      Sooner Holdings,  Inc.

Ron Alexander, Sr.(2)  59   12/31/99  Vice President, New       1,442,000  10.4
                             (apptd   Direction Acquisition
                            12/31/99) Corp.

R.C. Cunningham  III   36   07/03/97  Vice President, Sooner       72,129     *
                                      Holdings, Inc.
-------------------------

*     Less  than  1%

(1) The amount and percent of ownership is based on the total shares of common stock outstanding of 16,888,016 shares as of December 15, 2002 less 3,000,000 shares returned to our company for cancellation but not yet cancelled.

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

R.C. Cunningham III    36  Vice President, Secretary  CO  Park         07/03/97
                           Sooner  Holdings,  Inc.    NDAC             09/04/97

Resumes  of  Directors

     R.C. Cunningham II. Mr. Cunningham has been our chairman of the board and president since June 1988 and of two of its subsidiaries: Charlie O Beverages, Inc. and CO Park since their respective inceptions. From 1965 to 1986, Mr. Cunningham was in the construction business as CEO and owner of Rayco Construction Company. Mr. Cunningham continues to serve as president of Midwest Property Management and Service Co., Inc., a company involved in real estate property management.

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

     Ronnie M. Alexander, Sr. Mr. Alexander became a director of Sooner Holdings, Inc. in 1999 and has been vice president of NDAC since June 1, 1998, and director of operations of NDAC since 1996. His employment background includes various sales positions, commercial real estate broker, and retail management positions. Mr. Alexander holds a degree from the University of Oklahoma.

Executive  Officers,  Promoters  and  Control  Persons

     Our current executive officers as of September 30, 2002, or our subsidiaries and their positions held in our company or its subsidiaries are listed in the table below. Officers are appointed by the board. R.C.
Cunningham  III  is  the  son of R.C. Cunningham II, the president and chairman.

       Name          Age                  Title                    Officer Since
       ----          ---                  -----                    -------------
R.C. Cunningham II    74        CEO and President, Sooner             03/01/88*
                                Holdings,  Inc.
                                CEO  and  President,
                                Charlie  O  Business  Park
                                Incorporated                          03/15/91*
                                CEO  and  President,  ND
                                Acquisition Corp.                     09/04/97*
                                Secretary, Sooner Communications,
                                Inc.                                  04/26/00

Ron Alexander, Sr.    59        Vice  President,  ND
                                Acquisition  Corp.                    06/01/98

R.C. Cunningham, III  36        Secretary, Sooner Holdings, Inc.      07/03/97
                                Treasurer, Sooner Holdings, Inc.      03/31/98
                                Secretary  and  Treasurer,
                                Charlie  O  Business  Park
                                Incorporated                          07/03/97
                                Secretary  and  Treasurer,
                                ND  Acquisition Corp.                 09/04/97*
                                Vice President, Sooner Holdings,
                                Inc.                                  07/01/00*
------------------------

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

     Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, we believe that during fiscal 2002 all the reporting persons complied with Section 16(a) filing requirements.

                        ITEM 10.  Executive Compensation

The table below sets forth all compensation awarded to, earned by, or paid to our executive officers during the last three years:

                                                             Long Term Compensation
                                                             ----------------------
                                                               Awards                Payouts
                                                             ----------              -------
                       Annual Compensation                               Securities
-----------------------------------------------------------  Restricted  Underlying
     Name and                                  Other Annual     Stock     Options/    LTIP      All Other
Principal Position     Year   Salary   Bonus   Compensation    Awards       SARS     Payouts  Compensation
--------------------  ------  -------  ------  ------------  ----------  ----------  -------  ------------
R.C Cunningham,
II, CEO                2002        $0       0     $4,800           0           0         0       $4,800
                       2001        $0       0          0           0           0         0            0
                       2000        $0       0          0           0           0         0            0

Ronnie M. Alexander,
Director and VP, ND
Acquisitions, Inc.     2002  $120,000       0          0           0           0         0      $23,705
                       2001  $120,000 $14,329          0           0           0         0      $23,705
                       2000   $55,000       0          0           0           0         0      $11,628

R. C. Cunningham, III,
Director, Secretary,
and Treasurer          2002        $0       0          0           0           0         0           0
                       2001    $5,540       0          0           0           0         0           0
                       2000        $0       0          0           0           0         0           0

Brian K. Bothroyd,
President, Sooner
Communications, Inc.   2002        $0       0          0           0           0         0           0
                       2001   $55,000       0          0           0           0         0           0
                       2000        $0       0          0           0           0         0           0


Stock Options. We have adopted a Year 2000 Stock Option Plan, the major provisions of which Plans are as follows:

     Options granted under the plans may be "employee incentive stock options" as defined under Section 422 of the Internal Revenue Code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plans enable the option committee of the board of directors to grant up to two million stock options to employees and consultants from time to time. The option committee has granted options as follows:

                                                No.  of
                                                 Shares
                             Expiration          Subject              Exercise
                                 Date          to  Option               Price
                             ----------        ----------             ---------
Melissa  S.  Fletcher          06-21-03          300,000               $0.333
R.C.  Cunningham  III          06-21-03          300,000               $0.333

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

Bonuses  and  Deferred  Compensation

     We paid no cash bonuses to any executive officer during the year ended September 30, 2002. We did not have any deferred compensation plan or arrangement pursuant to which benefits, remuneration, value, or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any of our executive officers as of September 30, 2002.

Compensation Pursuant to Plans Including Pension, Stock Option, and Stock Appreciation Rights Plans

     As of December 31, 2002, other than our 2000 Stock Option Plan, we do not have any stock appreciation rights plans, phantom stock plans, or any other incentive or compensation plan or arrangement pursuant to which benefits, remuneration, value, or compensation was or is to be granted, awarded, entered, set aside, or accrued for the benefit of any of our executive officers.

Termination  of  Employment  and  Change  of  Control  Arrangement

     During the year ended September 30, 2002, no officer, director, or principal shareholder either received or is to receive any remuneration as a result of either the termination of such person's employment whether by resignation, retirement, or otherwise; or a change of control of the Company or a change in such individual's responsibilities following a change in control of the Company.

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2002 by each shareholder who is known by us to be the beneficial owner of more than 5% of our voting securities, by each director and by each executive officer and by all directors and officers as a group.

  Name and Address of
   Beneficial Owners       Number of common shares (1)        Percent of Class
   -----------------       ---------------------------        ----------------
R. C. Cunningham II (5)
2534  W.  Interstate  40
Oklahoma  City,  OK  73108            6,394,081                     46.04%

Michael S. Williams (2)
3710  E.  Kent  Drive
Phoenix,  AZ  85044                   1,006,256                      7.25%

Lanny  R.  Lang  (3)
3536  E.  Saltsage  Drive
Phoenix,  AZ  85044                     729,183                      5.25%

R. C. Cunningham III (4)
6408  Boulevard  View
Alexandria,  VA  22307                   72,129                          *

Ron Alexander, Sr. (5)(6)(7)
2901  McGee  Street
Norman,  OK  73072                    1,442,000                     10.38%

All officers and directors
  as a group (4  persons)             7,908,210                     56.94%

----------------------------


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

(1) The number of shares and percent are based on the current number of shares of common stock outstanding of 13,888,016 shares less 3,000,000 shares returned to the company for cancellation but not yet cancelled.

(2) Includes 384,809 shares owned by Aztore of which Mr. Williams is President and CEO (see further discussion under "Relationship with Aztore Holdings, Inc." under Item 12. Certain Relationships and Related Transactions).

(3) Includes 15,661 shares of common stock owned by Lang Financial Services, Inc. of which Mr. Lang is the President and sole owner. Includes 384,809 shares owned by Aztore of which Mr. Lang is Secretary and Treasurer (see further discussion under "Relationship with Aztor Holdings, Inc." under
     Item  12.  Certain  Relationships  and  Related  Transactions).

(4)  An  officer  and  director  of  Sooner  Holdings,  Inc

(5)  A  director  of  Sooner  Holdings,  Inc.

(6)  An  officer  of  a  subsidiary.

(7) Includes 242,000 shares of common stock owned by C&R Investments of which Mr. Alexander is the President and sole owner.

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

Relationship  with  R.C.  Cunningham  II

     R.C. Cunningham II, our president and a director, has personally guaranteed all of our notes payable.

                                    PART IV
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

                                                                       Page no.
       Item No.                    Description                        (footnote)
       --------                    -----------                        ----------

3.1  thru  3.3       Articles of Incorporation, By-Law  and
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

Reports  on  Form  8-K

     None

                        ITEM 14. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, that these disclosure controls and procedures are effective.

     Changes in internal controls. Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January  10,  2003

                                                  SOONER HOLDINGS, INC.
                                                      (Registrant)

                                               By:/s/
                                                  ---------------------------
                                                  R.C.  Cunningham  II

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


          Signature                    Title                            Date



                               Chairman  of  the  Board,
                               Chief  Executive  Officer
/s/                            and  President                          01/10/03
--------------------------
R.  C.  Cunningham  II



                               Secretary,  Treasurer  and
/s/                            Director                                01/10/03
---------------------------
R.  C.  Cunningham  III




/s/                            Director                                01/10/03
---------------------------
Ronnie  M.  Alexander




/s/                            Chief Financial Officer                 01/10/03
----------------------------
Belinda  Chambers

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  R.C. Cunningham II, Chief Executive Officer of the registrant, certify that:

     1.   I  have  reviewed  this  annual  report  on   Form  10-KSB  of  Sooner
Holdings,  Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  January  10,  2003               /s/  R.C.  Cunningham  II
                                        ----------------------------------------
                                        R.C.  Cunningham  II
                                        Chief  Executive  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)

I,  Belinda  Chambers,  Chief Financial Officer of the registrant, certify that:

     1.   I  have  reviewed  this  annual  report   on   Form  10-KSB  of Sooner
Holdings,  Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  January  10,  2003               /s/  Belinda  Chambers
                                        -------------------------------------
                                        Belinda  Chambers
                                        Chief  Financial  Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of Sooner Holdings, Inc. (the "Company") on Form 10-KSB for the year ended September 30, 2002 (the "Report"), I, R.C. Cunningham II, Chief Executive Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  January  10,  2003               /s/  R.C.  Cunningham  II
                                         ---------------------------------------
                                         R.C.  Cunningham  II
                                         Chairman  and  Chief  Executive Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-KSB or as a separate disclosure document.

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


     In connection with the accompanying Annual Report of Sooner Holdings, Inc. (the "Company") on Form 10-KSB for the year ended September 30, 2002 (the "Report"), I, Belinda Chambers, Chief Financial Officer of the Company, hereby certify that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  January  10,  2003               /s/  Belinda  Chambers
                                         ---------------------------------------
                                         Belinda  Chambers
                                         Chief  Financial  Officer


     The above certification is furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350) and is not being filed as part of the Form 10-KSB or as a separate disclosure document.