Form 10QSB
period 2002-12-31
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________


                              SOONER HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                           Commission File No. 0-18344

                        State of Incorporation: Oklahoma
                      IRS Employer I.D. Number: 73-1275261

                             921 NW 63rd, Suite 100
                             Oklahoma City, OK 73116
                                 (405) 848-7575
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

                                 2534 West I-40
                             Oklahoma City, OK 73108
              ----------------------------------------------------
               (Former address of registrant's principal executive
                    offices and principal place of business)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of February 11, 2003, there were 16,888,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            19

Item 3.  Controls and Procedures                                              21

PART II - Other Information                                                   21

Item 1.  Legal Proceedings                                                    21

Item 2.  Unregistered Sales of Equity Securities                              21

Item 3.  Defaults Upon Senior Securities                                      21

Item 4.  Submission of Matters to a Vote of Security Holders                  21

Item 6.  Exhibits                                                             21

SIGNATURES                                                                    23

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                                            Page
                                                                            ----

Consolidated Balance Sheet as of December 31, 2002 (Unaudited)                 4
Consolidated Statements of Operations
         for the Three Months Ended December 31, 2002 and 2001 (Unaudited) 5 Statements of Cash Flows
         for the Three Months Ended December 31, 2002 and 2001 (Unaudited)     6
Notes to Unaudited Financial Statements                                        7


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2002
                                   (Unaudited)


                                     ASSETS

Current Assets
       Cash and cash equivalents                                               $    37,965
       Accounts receivable, net                                                    310,829
       Other current assets                                                        108,953
                                                                               -----------
            Total Current Assets                                                   457,747

Property and Equipment, net of accumulated depreciation                          3,981,600

Intangible Assets, net of accumulated amortization                                 861,750

Other Assets                                                                       399,771
                                                                               -----------

Total Assets                                                                   $ 5,700,868
                                                                               ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
       Accounts payable                                                        $   313,810
       Accrued liabilities                                                         630,863
       Deferred revenue                                                             24,900
       Royalty payable                                                             106,439
       Current portion of long-term debt                                         1,974,859
                                                                               -----------
            Total Current Liabilities                                            3,050,871

Long-term Debt less current portion                                              5,119,770

Stockholders' Equity (Deficit)
       Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
       Common stock, $.001 par value 100,000,000 shares authorized
            13,888,016 shares issued and outstanding                                13,888
       Additional paid in capital                                                6,268,490
       Retained earnings (deficit)                                              (8,680,151)
       Related party receivable from stock purchase                                (72,000)
                                                                               -----------
Total Stockholders' Equity (Deficit)                                            (2,469,773)
                                                                               -----------
Total Liabilities and Stockholders' Equity (Deficit)                           $ 5,700,868
                                                                               ===========


            See accompanying summary of accounting policies and notes
                            to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                           December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

Revenue
       Correctional facility services              $    395,321    $    555,313
       Commercial leasing                               114,957         110,151
                                                   ------------    ------------
            Total Revenue                               510,278         665,464

Operating Expenses
       Cost of correctional facility services           203,724         322,932
       Cost of commercial leasing                        35,630          27,572
       General and administrative expense               221,536         250,719
       Depreciation, depletion and amortization          88,427         113,175
                                                   ------------    ------------
            Total Operating Expenses                    549,317         714,398
                                                   ------------    ------------

Operating Income (Loss)                                 (39,039)        (48,934)

Other (Expenses) Income
       Other income                                      12,470           6,366
       Interest income                                    2,412            --
       Other expense                                     (6,635)           --
       Interest expense                                (167,044)       (169,707)
                                                   ------------    ------------
            Total Other (Expense) Income               (158,797)       (163,341)

                                                   ------------    ------------
Net (Loss)                                         $   (197,836)   $   (212,275)
                                                   ============    ============

Net (Loss) per Share, Basic and Diluted            $      (0.01)   $      (0.02)
                                                   ============    ============

Weighted average of number of shares outstanding     13,888,016      13,888,016
                                                   ============    ============


            See accompanying summary of accounting policies and notes
                            to financial statements.


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Three months ended
                                                                             December 31,
                                                                        ----------------------
                                                                           2002         2001
                                                                        ---------    ---------
Cash Flows From Operating Activities
       Net (Loss)                                                       $(197,836)   $(212,275)
       Adjustments to reconcile net loss to net cash provided by
       operating activities
            Depreciation, depletion and amortization                       88,427      113,175
            Loss on disposal of property                                    6,635          239
            (Increase) Decrease in
              Accounts receivable                                        (133,942)      33,079
            Other current assets and other assets                          20,496      (47,262)
            Increase (Decrease) in
              Accounts payable                                            196,841      102,628
              Accrued liabilities                                          14,314       52,308
              Deferred revenue                                               --          4,150
                                                                        ---------    ---------
            Net Cash Flows Provided by (Used in) Operating Activities      (5,065)      46,042

Cash Flows From Investing Activities
       Proceeds from sale of property                                        --            500
       Increase (Decrease) in restricted cash                                --          2,553
       Purchase of property and equipment                                    --        (10,129)
                                                                        ---------    ---------
            Net Cash Provided (Used) by Investing Activities                 --         (7,076)

Cash Flows from Financing Activities
       Repayments of long term debt and royalty                           (14,700)     (35,523)
       Net borrowings on line of credit                                      --          9,600
                                                                        ---------    ---------
            Net Cash Provided (Used) by Financing Activities              (14,700)     (25,923)

Increase (Decrease) in Cash                                               (19,765)      13,043
Cash at Beginning of Year                                                  57,730       14,648
                                                                        ---------    ---------
Cash at End of Year                                                     $  37,965    $  27,691
                                                                        =========    =========

Supplemental Information:
       Interest Paid in Cash                                            $  94,453    $  99,171
                                                                        =========    =========


            See accompanying summary of accounting policies and notes
                            to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a stockholders' deficit of $2,469,773 and has a working capital deficiency of $2,593,124 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholder's deficit. Subsequent to December 31, 2002, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. The company's current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. Management intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. Management cannot predict to what extent the company might incur further operating losses through any business entity which may eventually be acquired.

NOTE C - SUMMARY OF ACCOUNTING POLICIES

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

4.   Property and Equipment
     ----------------------

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives of five to forty years. Maintenance, repairs and renewals, which do not materially add to the value of an asset or appreciably prolong its life, are charged to expense as incurred.

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. In the opinion of management, no such events or changes in circumstances have occurred.

5.   Intangible Assets
     -----------------

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

6.   Other Assets
     ------------

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

7.   Discounts on Notes and Royalty Payables
     ---------------------------------------

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

 9.  Fair Value of Financial Instruments
     -----------------------------------

     The Company estimates the fair value of its financial instruments based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. All of the Company's financial instruments are held for purposes other than trading. The Company believes that the carrying value of all of its financial instruments approximates fair value as of December 31, 2002 and 2001.

10.  Loss Per Common Share
     ---------------------

     Basic loss per share has been computed on the basis of weighted average common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as the Company has no outstanding dilutive potential common shares. Stock options which are exercisable for 600,000 common shares are excluded from the diluted calculation for the years ended December 31, 2002 and 2001.

11.  Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

12.  New Accounting Pronouncements
     -----------------------------

     In October 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the definition of what constitutes discontinued operations to include more disposal transactions. SFS No. 144 is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 144, assets held for sale that are a component of an entity are included in discontinued operations and cash flows will be eliminated from the ongoing operations if the entity does not have any significant continuing involvement in the operations prospectively.

     In May 2002, SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. SFAS No. 145 rescinds the automatic treatment of gains and losses from extinguishments of debt as extraordinary unless they meet the criteria for extraordinary items as outlined in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently

     Occurring Events and Transactions. SFAS No. 145 also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to a sale-leaseback transaction and makes various corrections to existing pronouncements. The adoption of SFAS No. 145 did not have a material effect on the Company's consolidated financial position or results of operations.

     In July 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company has not yet adopted SFAS No. 146 nor determined the effect of the adoption of SFAS No. 146 on its consolidated financial position or results of operations.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, (SFAS 148). SFAS 148 amends Statement 123, Stock-Based Compensation, with respect to Statement 123's transition provisions and required disclosures. The adoption of SFAS 148 had no impact on the Company's financial position, results of operations or cash flows.


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31:

                                            Useful life                2002
                                            -----------                ----
     Land                                        -                  $1,513,400
     Buildings and improvements                12-40                 3,257,784
     Machinery and equipment                    3-12                   207,541
     Vehicles                                   5                       35,980
                                                                    ----------
                                                                     5,014,705
          Less accumulated depreciation                              1,033,105
                                                                    ----------

                                                                    $3,981,600
                                                                    ==========

Depreciation expense totaled $39,738 and $113,175 for the three months ended December 31, 2002 and 2001, respectively.

NOTE E - INTANGIBLE ASSETS

Intangible assets are comprised of the following as of December 31:

                                                                       2002
                                                                       ----
     Contract rights                                                $1,754,381
           Less accumulated amortization                               892,631
                                                                    ----------

                                                                    $  861,750
                                                                    ==========

Amortization expense totaled $48,689 for the three months ended December 31, 2002.

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

NOTE F - OTHER ASSETS

Other assets are comprised of the following as of December 31:

                                                                       2002
                                                                       ----
     Loan commitment fee                                            $ 100,771
     Certificates of deposit                                          299,000
                                                                    ---------

                                                                    $ 399,771
                                                                    =========

NOTE G - NOTES PAYABLE

Notes payable consist of the following at December 31, 2002:


     Notes payable to related  parties,  interest
     at 10% per annum,  payable  on demand  after
     September 30, 2003; uncollateralized                          $  871,466

     Balloon  promissory  note payable to related
     party, 10% stated interest per annum,  terms
     modified September 2001; modified terms call
     for this note to be payable on demand  after
     September 30, 2003                                               629,200

     Note  payable  to  bank,  interest  at 7.5%,
     principal  and  interest due April 20, 2003;
     collateralized  by a first mortgage on land,
     building   and   certificates   of  deposit,
     guaranteed by a related party                                    431,658

     Revolving  line of  credit  with  Bank  One,
     maximum  credit limit of $120,000,  interest
     payable  monthly at 1% over the bank's prime
     rate  (effective  rate 5.75% at December 31,
     2002),    principal    payable   May   2005;
     uncollateralized,  guaranteed  by a  related
     party                                                            120,465

     Installment note payable,  interest at 8.8%,
     due August 1, 2009;  collateralized by first
     mortgage on real estate                                        2,445,698

     Note  payable  to  bank,  interest  at 8.5%,
     principal  and  interest  due  November  28,
     2002;  collateralized  by first  mortgage on
     real  estate;   subsequently   renewed  with
     maturity of November 28, 2003                                    755,175

     Note  payable  to  bank,   interest  payable
     monthly  at prime  plus 1%  (effective  rate
     5.25% at September 30, 2002), due August 25,
     2003;  collateralized  by second mortgage on
     real estate                                                      396,262

     Installment  note  payable  to  corporation,
     interest   at   8%;   due   May   8,   2017;
     collateralized by first mortgage on land and
     building                                                         985,357

     Note payable to bank, interest at prime plus
     1.75%  (effective rate 6.5% at September 30,
     2002), due September 1, 2003,  guaranteed by
     a related party.                                                 264,748

     Note payable to a related party, interest at
     8%, due January 1, 2005, uncollateralized                        115,000

     Advance from related party                                        79,600
                                                                   ----------

                                                                    7,094,629
     Less current portion                                           1,974,859
                                                                   ----------

                                                                   $5,119,770


Aggregate future maturities of notes payable at December 31, 2002 are as follows:

     Year ending September 30:

          2003                                   $1,295,597
          2004                                    1,719,571
          2005                                      414,996
          2006                                      539,302
          Thereafter                              3,125,163
                                                 ----------

                                                 $7,094,629
                                                 ==========

The Company has not made certain required payments on the $985,357 note payable to a corporation during the three months ended December 31, 2002; however, the lender has waived these events of default through October 1, 2003.

NOTE H - ROYALTY PAYABLE

As a part of a business acquisition, the Company assumed a royalty payable to an individual. The agreement required monthly payments of the greater of $6,000 or 6% of the total gross monthly income of NDAC through April 2017. Future minimum payments under this agreement were $1,200,000 and a discount of $934,260 was imputed at the date of purchase. Interest expense for the three months ended September 30, 2001 was approximately $57,000.

Effective September 24, 2001, the Company modified this agreement by making a cash payment of $375,000 and issuing a 7%, $100,000, uncollateralized note payable. No gain or loss was recognized on the modification. During 2002 the Company defaulted on the note. As a result, this note of approximately $106,000 is classified as current in the financial statements.

NOTE I - STOCKHOLDERS' DEFICIT

Preferred Stock
---------------

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of December 31, 2002.

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

The Company uses the intrinsic value method to account for its stock option plan in which compensation is recognized only when the fair value of the underlying stock exceeds the exercise price of the option at the date of grant. The exercise price of all options equaled or exceeded market price of the stock at the date of grant. Accordingly, no compensation cost has been recognized for the options issued. Had compensation cost been determined based on the fair value of the options at the grant dates, the Company's net loss and loss per share would have been the pro forma amounts as indicated below.

                                                Three months ended December 31,
                                                     2002           2001
                                                     ----           ----
     Net loss
       As reported                                $(189,364)     $(212,275)
       Pro forma                                  $(189,364)     $(212,275)

     Loss per share, basic and diluted
       As reported                                $    (.01)     $    (.02)
       Pro forma                                  $    (.01)     $    (.02)

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

A summary of the status of the Company's stock option plan as of December 31, 2002 and 2001 and changes during the three months ended December 31, 2002 and 2001 are presented below.

                                           2002                    2001
                                                Weighted                Weighted
                                                 average                 average
                                                exercise                exercise
                                    Shares       price       Shares      price
                                    ------       -----       ------      -----
     Outstanding at beginning
     of period                     600,000       $0.33      600,000      $0.33
     Granted                           -           -            -      $   -
     Exercised                         -           -            -      $   -
     Forfeited                         -           -            -      $   -
                                   -------                  -------
    Outstanding at end of
      period                       600,000       $0.33      600,000      $0.33
                                   =======                  =======

    Options exercisable at
      Period end                   600,000       $0.33      600,000      $0.33

    Weighted average fair
      value of options
      granted during the year        N/A                       N/A

The following table summarizes information about fixed-price stock options outstanding at December 31, 2002:

                           Options outstanding              Options exercisable
                ---------------------------------------  -----------------------
                                Weighted-
                                 average     Weighted-                 Weighted-
                    Number      remaining     average       Number      average
                 outstanding   contractual    exercise    exercisable   exercise
                 at 12/31/02      life         price      at 12/31/02     price
                ------------- ------------- -----------  ------------- ---------
Exercise price
    $0.33          600,000      .5 years       $0.33        600,000      $0.33

NOTE J - INCOME TAXES

The Company's effective income tax rate differed from the federal statutory rate of 34% as follows for the periods ended December 31:

                                                         2002           2001
                                                         ----           ----
     Income taxes at federal statutory rate           $ (327,565)    $ (262,259)
     Change in valuation allowance, net of
       change in estimate of deferred tax
       liability                                         451,881        397,610
     State income taxes at statutory rate                (54,330)       (43,196)
     Effect of graduated rates                                 -         (8,950)
     Revisions of prior year estimates                   (69,986)       (74,850)
     Other                                                     -         (8,355)
                                                      ----------     ----------

         Total tax benefit                            $        -     $        -
                                                      ==========     ==========

Components of deferred taxes are as follows at December 31:

                                                         2002           2001
                                                         ----           ----
     Assets

       Property and equipment                         $    8,228     $   29,177
       Intangible assets                                 254,359        120,673
       Tax loss carryforward                           2,276,520      1,937,376
       Valuation allowance                            (2,533,423)    (2,081,542)
                                                      ----------     ----------

           Total assets                                    5,684          5,684

     Liabilities
       Royalty payable and accrued liabilities            (5,684)       (5,684)
                                                      ----------     ---------

           Total                                      $        -     $        -
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

The Company has net operating losses of approximately $61,000 which expired during the year ended September 30, 2002. At September 30, 2002, the Company has net operating loss carryforwards for income tax purposes as follows:

               Expiration  date
               ----------------
                    2003                         $  363,000
                    2004                            759,000
                    2005                            646,000
                    2006                            390,000
                    2007                            256,000
                    2008                            707,000
                    2009                            244,000
                    2010                            358,000


                    2012                             29,000
                    2018                            280,000
                    2019                            371,000
                    2020                            520,000
                    2021                            998,000
                                                 ----------
                                                 $5,921,000


NOTE K - RELATED PARTY TRANSACTIONS

New Directions Centers of America LLC
-------------------------------------

As part of a business acquisition effective June 1, 1998, the Company issued a note payable to New Directions Centers of America LLC ("NDLLC") which is owned partially (24%) by the Company's president and chairman.

Related Party Obligations
-------------------------

The following table reflects amounts owed to related parties as of December 31:

                                   2002                                       2001
                  ----------------------------------------   ----------------------------------------
                                      Accounts payable and                       Accounts payable and
                  Notes payable, net   accrued liabilities   Notes payable, net   accrued liabilities
                  ------------------  --------------------   ------------------  --------------------
President and Chairman   $   691,396              $242,980          $   739,944              $207,104
Aztore Holdings, Inc.        300,000                87,575              300,000                65,013
NDLLC                        629,200                     -              629,200                15,730
Advances from related
  party                       79,600                     -                    -                     -
                        ------------              --------           ----------              --------
Total related party
  liabilities           $  1,700,196              $330,555           $1,669,144              $287,847
                        ============              ========           ==========              ========

In addition, at December 31, 2002, the president and chairman has personally guaranteed $837,351 of the Company's notes payable (see Note G).

NOTE L - LEASES

The Company's subsidiary, Business Park, leases commercial business sites to several different entities. Minimum future rentals on non-cancelable leases are as follows at December 31, 2002:

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

NOTE M - COMMITMENTS AND CONTINGENCIES

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

NOTE N - SEGMENT INFORMATION

The Company  operates  in the  following  three  segments:  commercial  leasing,
correctional  facility  and   telecommunications.   Information  concerning  the
Company's business segments are as follows as of and for the:

                                                Three months ended December 31,
                                                -------------------------------
                                                     2002              2001
                                                     ----              ----
     Revenues
       Commercial leasing                       $     114,957     $     110,151
       Correctional facility                          395,321           555,313
                                                -------------     -------------

           Total                                $     510,278     $     665,464
                                                =============     =============

     Segment earnings (loss)
       Commercial leasing                       $       6,669     $      (1,597)
       Correctional facility                         (167,955)         (128,604)
       Telecommunications                              (8,298)          (25,758)
       Corporate                                      (28,252)          (56,316)
                                                -------------     -------------

           Total                                $    (197,836)    $    (212,275)
                                                =============     =============

     Identifiable assets
       Commercial leasing                       $   2,610,095     $   2,621,094
       Correctional facility                        3,060,295         3,107,617
       Telecommunications                              20,662           245,934
       Corporate                                        9,816            14,648
                                                -------------     -------------

           Total                                $   5,700,868     $   5,989,293
                                                =============     =============

     Depreciation, amortization and impairment
       Commercial leasing                       $      19,227     $      20,158
       Correctional facility                           62,462            69,355
       Telecommunications                               6,522            23,447
       Corporate                                          216               215
                                                -------------     -------------

           Total                                $      88,427     $     113,175
                                                =============     =============

     Additions to long-lived assets
       Commercial leasing                       $        --       $        --
       Correctional facility                             --              10,128
       Telecommunications                                --                --
                                                -------------     -------------

           Total                                $        --       $      10,128
                                                =============     =============

     Interest expense
       Commercial leasing                        $      55,938     $      67,524
       Correctional facility                            96,822            86,682
       Corporate                                        14,284            15,501
                                                 -------------     -------------

           Total                                 $     167,044     $     169,707
                                                 =============     =============

Identifiable assets are those assets used in the Company's operations in each area. Corporate loss includes general and administrative costs and corporate assets consist primarily of cash and other current assets.

NOTE O - SIGNIFICANT CUSTOMERS

The Company contracts with various governmental agencies to provide correctional services. The contracts generally specify for the Company to provide correctional services, including complete residential services. As of December 31, 2002 and 2001, the Company had one significant contract with the Oklahoma Department of Corrections. Compensation paid to the Company is based on a per-person, per-day basis. Revenues generated from this contract during 2002 and 2001 comprised 79% and 76% of total Company revenues, respectively. This contract is renewable annually.

Item 2.   Management's Discussion and Analysis or Plan of Operation

     The following sets forth, as a percentage of sales, an analysis of several line-items of our Statement of Operations:

                                                      Three Months Ended
                                                         December 31,
                                                         ------------
                                                     2002            2001
                                                     ----            ----
          Revenues                                  100%            100%
          Cost of revenues                           47              53
          Gross margin                               53              47
          General and administrative                 43              38
          Operating income (loss)                    (8)             (7)
          Net (loss)                                (39)            (32)
          Net (loss) per share                      $(0.01)         $(0.02)

Results of Operations

     Sales

     The sources of revenues for the three-month periods ended December 31, 2002 and 2001 are as follows:

                                                    Three Months Ended
                                                       December 31,
                                                       ------------
                                                                     Percentage
                                                                      Increase
                                               2002        2001      (Decrease)
                                               ----        ----      ----------
          Correctional facility services     $395,321    $555,313      (28.8)%
          Commercial leasing                  114,957     110,151         4.4%
                                             --------    --------     --------
               Total revenues                $510,278    $665,464      (23.3)%

     The 28.8 percent decrease in revenues from our correctional facility services is attributable to conflicts that developed between our company and the State of Oklahoma. Our facility was located on the boulevard that is directly north of the State Capitol's building, and the State was buying much of the developed acreage on the boulevard. We refused to negotiate to lower the number of inmates (and, hence, our revenue) assigned to us.

     Gross Margin

     The gross margin for the three-month periods ended December 31, 2002 and 2001 is as follows:

                                                     Three Months Ended
                                                        December 31,
                                                        ------------
                                                                      Percentage
                                                                       Increase
                                                2002        2001      (Decrease)
                                                ----        ----      ----------
          Revenue minus cost of
             correctional facility services   $191,597    $342,532         (44)%
          Revenue minus cost of
             commercial leasing                 79,327      82,579          (4)%

     For correctional facility services, a decrease in revenue from FY 2001 to FY 2002 of 28.8 percent produced a 44-percent reduction in gross margin while a decrease in revenue during this same period of 4.4 percent for commercial leasing produced only a 4-percent reduction in gross margin. This much greater impact on gross margin caused by reductions in revenues for correctional facility services as compared with our commercial leasing operations is attributable to expenses incurred in attempting to open a second facility in a different location, to protect our business should the State of Oklahoma condemn our facility on the boulevard.

     Net Loss

     Our net losses for the three-month periods ended December 31, 2002 and 2001, when compared with gross margins for these periods, provide the following:

                                                     Three Months Ended
                                                        December 31,
                                                        ------------
                                                                      Percentage
                                                                       Increase
                                                2002        2001      (Decrease)
                                                ----        ----      ----------
          Net loss                            $197,836    $212,275        (6.8)%
          Gross margin as a % of revenue           53%         47%            6%

     The 6-percent increase in gross margin as a percentage of sales produced relative stability in net loss despite a 23.3-percent decrease in revenues.

Liquidity and Capital Resources

     We have notes payable in the total amount of $7,094,629. Of this amount, $1,585,363 is payable to R.C. Cunningham, president of the company, and other related parties, and $784,931 is guaranteed by him. $5,014,150 is secured by mortgages on our improved real property. Notes in the amount of $1,295,597 are payable by September 30, 2003, the present fiscal year-end.

     We have been able to remain liquid and obtain the capital to continue operations despite losses through the ability and willingness of Mr. Cunningham to provide needed funds from his own resources or to obtain bank acceptances of his personal guarantees as sufficient security for loans to the company. Mr. Cunningham remains willing to provide this service for at least the year ahead.

Item 3.   Controls and Procedures

     Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     None.

Item 2.   Unregistered Sales of Equity Securities

     There were no equity securities of the issuer sold during the period of this report that were not registered under the Securities Act.

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 6.   Exhibits

     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

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
                  dated September 9, 1997                                    (2)

10.13             Purchase  and Sale  Agreement  dated  May 7,
                  1998                                                       (2)

10.15             Promissory  Note  between  Sooner  Holdings,
                  Inc.  and  Bulldog  Investment  Company,  an
                  Arizona limited liability company                          (3)

10.16             Promissory  Note  between  Sooner  Holdings,
                  Inc. and Aztore  Holdings,  Inc., an Arizona
                  corporation                                                (3)

10.17             Agreement Re: Debt  Cancellation and Release
                  of Liability  dated November 1, 1999 between
                  Sooner Holdings,  Inc.,  Bulldog  Investment
                  Company, LLC, and Aztore Holdings, Inc.                    (3)

14                Code of Ethics for CEO and Senior  Financial
                  Officers

19.1 thru 19.6    Other agreements                                           (1)

20.1              Audit Committee Charter

20.2              Compensation Committee Charter

20.3              Governance and Nominating Committee Charter

20.4              Corporate Governance Principles

22.1              Subsidiaries of the registrant                             (4)

31 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:

(1) Incorporated by reference to our Form 10-KSB for the year ended December 31, 1995 (file no. 0-18344).
(2)  Filed as an  Exhibit  to our  Form  8-K,  filed  June 23,  1999  (file  no.
     0-18344).
(3) Filed as an Exhibit to our Form 10-KSB, filed April 20, 2000 (file no. 0-18344).
(4) Filed as an Exhibit to our Form SB-2, filed September 29, 2000 (file no. 0-18344).



                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  July 25, 2007
                                                      SOONER HOLDINGS, INC.


                                                         /s/ R.C. Cunningham II
                                                      By
                                                        ------------------------
                                                        R.C. Cunningham II
                                                        Chief Executive Officer