Form 10QSB
period 2003-03-31
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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


                      921 Northwest 63rd Street, Suite 100
                             Oklahoma City, OK 73116
                                 (405) 848-7575
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of May 10, 2003, there were 16,888,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          19

Item 3.  Controls and Procedures                                            22

PART II - Other Information                                                 22

Item 1.  Legal Proceedings                                                  22

Item 2.  Unregistered Sales of Equity Securities                            22

Item 3.  Defaults Upon Senior Securities                                    23

Item 4.  Submission of Matters to a Vote of Security Holders                23

Item 5.  Other Information                                                  23

Item 6.  Exhibits                                                           23

SIGNATURES                                                                  25

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                            Page
                                                                            ----

Consolidated Balance Sheet as of March 31, 2003 (Unaudited)                 4
Consolidated Statements of Operations (Unaudited)
         for the Three Months Ended March 31, 2003 and 2002 and
         for the Six Months Ended March 31, 2003 and 2002 (Unaudited)       5
Consolidated Statements of Cash Flows
         for the Six Months Ended March 31, 2003 and 2002 (Unaudited)       6
Notes to Unaudited Financial Statements                                     7



                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003
                                   (Unaudited)


                                     ASSETS

Current Assets
   Cash and cash equivalents                                               $   164,028
   Accounts receivable, net                                                    318,147
   Other current assets                                                        132,866
                                                                           -----------
        Total Current Assets                                                   615,041

Property and Equipment, net of accumulated depreciation                      3,921,977

Intangible Assets, net of accumulated amortization                             861,750

Other Assets                                                                   399,771
                                                                           -----------

Total Assets                                                               $ 5,798,539
                                                                           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                                                        $   331,137
   Accrued liabilities                                                         579,743
   Deferred revenue                                                             23,975
   Royalty payable                                                             106,439
   Current portion of long-term debt                                         1,974,859
                                                                           -----------
        Total Current Liabilities                                            3,016,153

Long-term Debt less current portion                                          5,080,717

Stockholders' Equity (Deficit)
   Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
   Common stock, $.001 par value 100,000,000 shares authorized
        13,888,016 shares issued and outstanding                                13,888
   Additional paid in capital                                                6,268,490
   Retained earnings (deficit)                                              (8,508,709)
   Related party receivable from stock purchase                                (72,000)
                                                                           -----------
Total Stockholders' Equity (Deficit)                                        (2,298,331)
                                                                           -----------
Total Liabilities and Stockholders' Equity (Deficit)                       $ 5,798,539
                                                                           ===========









See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three months ended               Six months ended
                                                             March 31,                       March 31,
                                                   ----------------------------    ----------------------------
                                                       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------
Revenue
   Correctional facility services                  $    540,699    $    549,953    $    936,020    $  1,105,266
   Commercial leasing                                   113,463         108,811         228,420         218,962
                                                   ------------    ------------    ------------    ------------
        Total Revenue                                   654,162         658,764       1,164,440       1,324,228

Operating Expenses
   Cost of correctional facility services               216,801         244,936         420,525         567,868
   Cost of commercial leasing                             1,826          31,431          37,455          59,004
   General and administrative expense                   172,843         181,509         383,310         432,227
   Depreciation, depletion and amortization              39,024         112,234         127,451         225,409
                                                   ------------    ------------    ------------    ------------
        Total Operating Expenses                        430,494         570,110         968,741       1,284,508
                                                   ------------    ------------    ------------    ------------

Operating Income (Loss)                                 223,668          88,654         195,699          39,720

Other (Expenses) Income
   Other income                                           3,434           3,034           5,904           9,400
   Interest income                                        2,397            --             4,809            --
   Gain on settlement                                    60,576            --            60,576            --
   Other expense                                        (20,599)           --           (27,234)           --
   Interest expense                                    (106,506)       (139,975)       (266,148)       (309,683)
                                                   ------------    ------------    ------------    ------------
        Total Other (Expense) Income                    (60,698)       (136,941)       (222,093)       (300,283)

                                                   ------------    ------------    ------------    ------------
Net (Loss)                                         $    162,970    $    (48,287)   $    (26,394)   $   (260,563)
                                                   ============    ============    ============    ============

Net (Loss) per Share, Basic and Diluted            $       0.01    $      (0.00)   $      (0.00)   $      (0.02)
                                                   ============    ============    ============    ============

Weighted average of number of shares outstanding     13,888,016      13,888,016      13,888,016      13,888,016
                                                   ============    ============    ============    ============















See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Six months ended
                                                                      March 31,
                                                               ----------------------
                                                                  2003         2002
                                                               ---------    ---------
Cash Flows From Operating Activities
   Net (Loss)                                                  $ (26,394)   $(260,563)
   Adjustments to reconcile net loss to net cash provided by
   operating activities
        Depreciation, depletion and amortization                 127,451      225,409
        Loss on disposal of property                              27,233          239
        (Increase) Decrease in
          Accounts receivable                                   (141,259)      54,264
          Other current assets and other assets                   (3,417)     (55,293)
        Increase (Decrease) in
          Accounts payable                                       214,169       33,138
          Accrued liabilities                                    (36,807)     116,605
          Deferred revenue                                          (925)       4,150
                                                               ---------    ---------
        Net Cash Flows Provided by Operating Activities          160,051      117,949

Cash Flows From Investing Activities
   Proceeds from sale of property                                   --            500
   Increase (Decrease) in restricted cash                           --          2,553
   Purchase of property and equipment                               --       (159,350)
                                                               ---------    ---------
        Net Cash Provided (Used) by Investing Activities            --       (156,297)

Cash Flows from Financing Activities
   Repayments of long term debt and royalty                      (53,753)     (58,092)
   Net borrowings on line of credit                                 --         14,400
   Borrowings on notes payable                                      --        119,600
                                                               ---------    ---------
        Net Cash Provided (Used) by Financing Activities         (53,753)      75,908

Increase (Decrease) in Cash                                      106,298       37,560
Cash at Beginning of Year                                         57,730       14,648
                                                               ---------    ---------
Cash at End of Year                                            $ 164,028    $  52,208
                                                               =========    =========
Supplemental Information:
   Interest Paid in Cash                                       $  94,453    $ 186,166
                                                               =========    =========










See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2003 and 2002

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a stockholders' deficit of $2,298,331 and has a working capital deficiency of $2,401,112 as of March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholder's deficit. Subsequent to March 31, 2003, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. The company's current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. Management intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. Management cannot predict to what extent the company might incur further operating losses through any business entity which may eventually be acquired.

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

10.  Loss Per Common Share
     ---------------------

     Basic loss per share has been computed on the basis of weighted average common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as the Company has no outstanding dilutive potential common shares. Stock options which are exercisable for 600,000 common shares are excluded from the diluted calculation for the years ended March 31, 2003 and 2002.

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

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of March 31:

                                                  Useful life            2003
                                                  -----------         ----------
     Land                                             -               $1,513,400
     Buildings and improvements                     12-40              3,257,785
     Machinery and equipment                         3-12                105,662
     Vehicles                                         5                   35,980
                                                                      ----------
                                                                       4,912,827
          Less accumulated depreciation                                  990,850
                                                                      ----------
                                                                      $3,921,977
                                                                      ==========

Depreciation expense totaled $42,255 and $49,842 for the six months ended March 31, 2003 and 2002, respectively.

NOTE E - INTANGIBLE ASSETS

Intangible assets are comprised of the following as of March 31:

                                                                         2003
                                                                      ----------
     Contract rights                                                  $1,754,381
       Less accumulated amortization                                     892,631
                                                                      ----------
                                                                      $  861,750
                                                                      ==========

Amortization expense totaled $48,689 for the six months ended March 31, 2003.

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

NOTE F - OTHER ASSETS

Other assets are comprised of the following as of March 31:

                                                                         2003
                                                                      ----------
     Loan commitment fee                                              $  100,771
     Certificates of deposit                                             299,000
                                                                      ----------
                                                                      $  399,771
                                                                      ==========

NOTE G - NOTES PAYABLE

Notes payable consist of the following at March 31, 2003:


    Notes payable to related parties, interest
    at 10% per annum, payable on demand after
    September 30, 2003; uncollateralized                              $  878,563

    Balloon promissory note payable to related
    party, 10% stated interest per annum,
    terms modified September 2001; modified
    terms call for this note to be payable
    on demand after September 30, 2003                                   629,200

    Note payable to bank, interest at 7.5%,
    principal and interest due April 20, 2003;
    collateralized by a first mortgage on land,
    building and certificates of deposit,
    guaranteed by a related party                                        407,498

    Revolving line of credit with Bank One,
    maximum credit limit of $120,000, interest
    payable monthly at 1% over the bank's prime
    rate (effective rate 5.75% at December 31, 2002),
    principal payable May 2005; uncollateralized,
    guaranteed by a related party                                        120,465

    Installment note payable, interest at 8.8%,
    due August 1, 2009; collateralized by  first
    mortgage on real estate                                            2,439,560

    Note payable to bank, interest at 8.5%,
    principal and interest due November 28,
    2002; collateralized by first mortgage on
    real estate; subsequently enewed with maturity
    of November 28, 2003                                                 739,700

    Note payable to bank, interest payable
    monthly at prime plus 1% (effective rate
    5.25% at September 30, 2002), due
    August 25, 2003; collateralized by second
    mortgage on real estate                                              403,665

    Installment note payable to corporation,
    interest at 8%; due May 8, 2017;
    collateralized by first mortgage on land
    and building                                                         985,357

    Note payable to bank, interest at prime
    plus 1.75% (effective rate 6.5% at September 30,
    2002), due September 1, 2003, guaranteed by a
    related party                                                        256,968

    Note payable to a related party, interest
    at 8%, due January 1, 2005, uncollateralized                         115,000

    Advance from related party                                            79,600
                                                                      ----------
                                                                       7,055,576
      Less current portion                                             1,974,859
                                                                      ----------
                                                                      $5,080,717
                                                                      ==========


Aggregate future maturities of notes payable at March 31, 2003 are as follows:

     Year ending September 30:

          2003                                   $1,256,544
          2004                                    1,719,571
          2005                                      414,996
          2006                                      539,302
          Thereafter                              3,125,163
                                                 ----------
                                                 $7,055,576
                                                 ==========

The Company has not made certain required payments on the $985,357 note payable to a corporation during the six months ended March 31, 2003; however, the lender has waived these events of default through October 1, 2003.

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

NOTE I - STOCKHOLDERS' DEFICIT

Preferred Stock
---------------

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of March 31, 2003.

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

                                                     Six months ended March 31,
                                                        2003            2002
                                                     ----------     -----------
     Net loss
       As reported                                   $  (26,394)    $  (260,563)
       Pro forma                                     $  (26,394)    $  (260,563)

     Loss per share, basic and diluted
       As reported                                   $     (.00)    $      (.02)
       Pro forma                                     $     (.00)    $      (.02)

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

A summary of the status of the Company's stock option plan as of March 31, 2003 and 2002 and changes during the six months ended March 31, 2003 and 2002 are presented below.

                                                   2003              2002
                                                      Weighted          Weighted
                                                       average           average
                                                      exercise          exercise
                                              Shares    price   Shares    price
                                              -------   -----   -------   -----
      Outstanding at beginning
      of period                               600,000   $0.33   600,000   $0.33
      Granted                                    --      --        --     $--
      Exercised                                  --      --        --     $--
      Forfeited                                  --      --        --     $--
                                              -------           -------
     Outstanding at end of
       period                                 600,000   $0.33   600,000   $0.33
                                              =======           =======

     Options exercisable at
       Period end                             600,000   $0.33   600,000   $0.33

     Weighted average fair
       value of options
       granted during the year                   N/A               N/A

The following table summarizes information about fixed-price stock options outstanding at March 31, 2003:

                          Options outstanding             Options exercisable
                --------------------------------------  -----------------------
                               Weighted-
                                average     Weighted-                 Weighted-
                    Number     remaining     average       Number      average
                 outstanding  contractual   exercise     exercisable  exercise
                  at 3/31/03     life         price       at 3/31/03    price
                ------------ ------------- -----------  ------------- ---------
Exercise price
    $0.33           600,000      .25 years      $0.33        600,000      $0.33

NOTE J - INCOME TAXES

The Company's effective income tax rate differed from the federal statutory rate of 34% as follows for the periods ended September 30:

                                                            2002         2001
                                                         ---------    ---------
     Income taxes at federal statutory rate              $(327,565)   $(262,259)
     Change in valuation allowance, net of
       change in estimate of deferred tax
       liability                                           451,881      397,610
     State income taxes at statutory rate                  (54,330)     (43,196)
     Effect of graduated rates                                --         (8,950)
     Revisions of prior year estimates                     (69,986)     (74,850)
     Other                                                    --         (8,355)
                                                         ---------    ---------

         Total tax benefit                               $    --      $    --
                                                         =========    =========

Components of deferred taxes are as follows at March 31:

                                                         2003           2002
                                                     -----------    -----------
     Assets
       Property and equipment                        $     8,228    $    29,177
       Intangible assets                                 254,359        120,673
       Tax loss carryforward                           2,276,520      1,937,376
       Valuation allowance                            (2,533,423)    (2,081,542)
                                                     -----------    -----------

           Total assets                                    5,684          5,684

     Liabilities
       Royalty payable and accrued liabilities            (5,684)        (5,684)
                                                     -----------    -----------

           Total                                     $      --      $      --
                                                     ===========    ===========

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

The Company has net operating losses of approximately $61,000 which expired during the year ended September 30, 2002. At September 30, 2002, the Company has net operating loss carryforwards for income tax purposes as follows:

               Expiration  date
               ----------------
                    2002                         $  114,000
                    2003                            363,000
                    2004                            759,000
                    2005                            646,000
                    2006                            390,000
                    2007                            256,000
                    2008                            707,000
                    2009                            244,000
                    2010                            358,000
                    2012                             29,000
                    2018                            280,000
                    2019                            371,000
                    2020                            520,000
                    2021                            998,000
                                                 ----------
                                                 $6,035,000
                                                 ==========


NOTE K - RELATED PARTY TRANSACTIONS

New Directions Centers of America LLC
-------------------------------------

As part of a business acquisition effective June 1, 1998, the Company issued a note payable to New Directions Centers of America LLC ("NDLLC") which is owned partially (24%) by the Company's president and chairman.

Related Party Obligations
-------------------------

The following table reflects amounts owed to related parties as of March 31:

                                   2003                                      2002
                 ----------------------------------------   ----------------------------------------
                                     Accounts payable and                       Accounts payable and
                 Notes payable, net   accrued liabilities   Notes payable, net   accrued liabilities
                 ------------------  --------------------   ------------------  --------------------
President and Chairman   $  578,563            $  162,661           $  819,544            $  212,306
Aztore Holdings, Inc.       300,000                94,891              300,000                72,513
NDLLC                       629,200                  --                629,200                31,460
Advances from related
  party                      79,600                  --                   --                    --
                         ----------            ----------           ----------            ----------
Total related party
  liabilities            $1,587,363            $  257,552           $1,748,744            $  316,279
                         ==========            ==========           ==========            ==========

In addition, at March 31, 2003, the president and chairman has personally guaranteed $784,931 of the Company's notes payable (see Note G).

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

The Company was notified by the Oklahoma Department of Transportation ("ODOT") that Business Park's real property would be condemned as part of the re-routing of Interstate Highway 40. Management has met with ODOT's appraisers and received ODOT's settlement of $4,350,000 for the condemnation of the property in June of 2003. The Company is searching for replacement property to continue this line of business.


NOTE M - SEGMENT INFORMATION

The Company  operates  in the  following  three  segments:  commercial  leasing,
correctional  facility  and   telecommunications.   Information  concerning  the
Company's business segments are as follows as of and for the:

                                  Three months ended            Six months ended
                                      March 31,                     March 31,
                                 2003           2002           2003           2002
                             -----------    -----------    -----------    -----------
Revenues
  Commercial leasing         $   113,463    $   108,811    $   228,420    $   218,962
  Correctional facility          540,699        549,953        936,020      1,105,266
                             -----------    -----------    -----------    -----------

      Total                  $   654,162    $   658,764    $ 1,164,440    $ 1,324,228
                             ===========    ===========    ===========    ===========

Segment earnings (loss)
  Commercial leasing         $   103,451    $     9,422    $   110,120    $     7,825
  Correctional facility           88,588        (30,025)       (79,366)      (158,329)
  Telecommunications             (20,598)       (20,711)       (28,896)       (46,470)
  Corporate                       (8,471)        (6,973)       (28,252)       (63,589)
                             -----------    -----------    -----------    -----------

      Total                  $   162,970    $   (48,287)   $   (26,394)   $  (260,563)
                             ===========    ===========    ===========    ===========

Identifiable assets
  Commercial leasing         $ 2,621,716    $ 2,621,658    $ 2,621,716    $ 2,621,658
  Correctional facility        3,167,006      3,180,834      3,167,006      3,180,834
  Telecommunications                --          223,701           --          223,701
  Corporate                        9,817         11,451          9,817         11,451
                             -----------    -----------    -----------    -----------

      Total                  $ 5,798,539    $ 6,037,644    $ 5,798,539    $ 6,037,644
                             ===========    ===========    ===========    ===========

Depreciation, amortization
 and impairment
  Commercial leasing         $    19,215    $    17,862    $    38,442    $    38,020
  Correctional facility           19,809         70,833         82,271        140,187
  Telecommunications                --           23,324          6,522         46,772
  Corporate                         --              215            216            430
                             -----------    -----------    -----------    -----------

      Total                  $    39,024    $   112,234    $   127,451    $   225,409
                             ===========    ===========    ===========    ===========

Additions to long-lived
 assets
  Correctional facility      $      --          149,219    $      --      $   159,350
                             -----------    -----------    -----------    -----------

      Total                  $      --      $   149,219    $      --      $   159,350
                             ===========    ===========    ===========    ===========

Interest expense
  Commercial leasing         $    53,036    $    50,331    $   108,974    $   117,856
  Correctional facility           46,068         74,708        142,890        161,390
  Corporate                        7,402         14,936         14,284         30,437
                             -----------    -----------    -----------    -----------

      Total                  $   106,506    $   139,975    $   266,148    $   309,683
                             ===========    ===========    ===========    ===========

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

Item 2.           Management's Discussion and Analysis or Plan of Operation

         The following sets forth, as a percentage of sales, an analysis of several line-items of our Statement of Operations:

                                 Three Months Ending         Six Months Ending
                                       March 31,                  June 30,
                                     ---------                    --------
                                 2003         2002           2003         2002
                                 ----         ----           ----         ----
Revenues                         100%         100%           100%         100%
Cost of revenues                  33.4         42.0           39.3         47.5
Gross margin                      66.6         58.0           60.7         52.7
General and administrative        26.4         27.6           32.9         32.6
Operating income (loss)           34.2         13.5           16.8          3.0
Net profits (loss)                24.9         (7.3)          (2.2)       (19.7)
Net profits (loss) per share     $0.01      $(0.003)        $(0.00)      $(0.02)

Results of Operations

         Sales

         The sources of revenues for the three-month periods ended March 31, 2003 and 2002 are as follows:

                                                       Three Months Ended
                                                           March 31,
                                                          ----------
                                                                      Percentage
                                                                       Increase
                                                  2003       2002     (Decrease)
                                                --------   --------   ----------
     Correctional facility services             $540,699   $549,953     (1.7%)
     Commercial leasing                          113,463    108,811      4.3%
                                                --------   --------
          Total revenues                        $654,162   $658,764     (0.0%)

Gross Margin

         The gross margin for the three-month periods ended March 31, 2003 and 2002 is as follows:

                                                Three Months Ended
                                                    March 31,
                                                   ----------
                                                               Percentage
                                                                Increase
                                           2003       2002     (Decrease)
                                         --------   --------   ----------
     Revenue minus cost of
        correctional facility services   $323,898   $305,017       6.2
     Revenue minus cost of
        commercial leasing                111,637     77,380      44.3

         For commercial leasing, a decrease in direct costs from Q2 2002 to Q2 2003 of 94.2 percent produced a 44.3-percent increase in gross margin. This considerable decrease in direct costs is attributable to rehabilitation costs incurred in 2002 that were not repeated in 2003.

         Net Loss

         Our net losses for the three-month periods ended March 31, 2003 and 2002, when compared with gross margins for these periods, provide the following:

                                                   Three Months Ended
                                                        March 31,
                                                       -----------
                                                                      Percentage
                                                                       Increase
                                             2003         2002        (Decrease)
                                          ----------    ---------     ----------
     Net profit (loss)                    $  162,970    $ (48,287)        438%
     Gross margin as a % of revenue             66.6%        58.0%       14.8%

         While the 14.8-percent increase in gross margin as a percentage of revenues contributed to the turnaround from a $48,287 loss in 2002 to a profit of $162,970 in 2003, the more significant line items for this turnaround were a decrease in depreciation, depletion and amortization of $73,110, a decrease of interest expense of $33,469 and a gain of $60,576 on a settlement.

         Interim Results of Operations - First Half of FY 2003 Compared to First
         -----------------------------------------------------------------------
Half of FY 2002
---------------

         Sales

         The sources of revenues for the six-month periods ended March 31, 2003 and 2002 are as follows:

                                                      Six Months Ended
                                                          March 31,
                                                         ----------
                                                                      Percentage
                                                                       Increase
                                               2003         2002      (Decrease)
                                            ----------   ----------   ----------
     Correctional facility services         $  936,020   $1,105,266    (15.3%)
     Commercial leasing                        228,420      218,962      4.3%
                                            ----------   ----------   ----------
          Total revenues                    $1,164,440   $1,324,228    (12.1%)

         The 15.3 percent decrease in revenues from our correctional facility services is attributable to the Department of Corrections' continued reduction of the number of inmates assigned to our facility which we believe was attributed to its efforts to force us to accept its low offer for our facility (we were offered $400,000 but later settled it for $2,300,000).

         Gross Margin

         The gross margin for the six-month periods ended March 31, 2003 and 2002 is as follows:
                                                       Six Months Ended
                                                           March 31,
                                                          ----------  Percentage
                                                                       Increase
                                                  2003       2002     (Decrease)
                                                --------   --------   ----------
     Revenue minus cost of
        correctional facility services          $515,495   $537,398     (4.1%)
     Revenue minus cost of
        commercial leasing                       190,965    159,958     19.4%

         For commercial leasing, an increase in revenue from the first half of FY 2002 to the first half of 2003 of 4.3 percent was accompanied by an increase in gross margin of 19.4 percent.

         This seeming anomaly is attributed to a decrease in the direct costs of commercial leasing of 36.5 percent, which decrease is attributed to a decrease in maintenance expenses.

         Net Loss

         Our net losses for the six-month periods ended March 31, 2003 and 2002, when compared with gross margins for these periods, provide the following:

                                                     Six Months Ended
                                                         March 31,
                                                        ----------
                                                                      Percentage
                                                                       Increase
                                              2003          2002      (Decrease)
                                           ---------    ----------    ----------
     Net loss                              $  26,394    $  260,563      (89.9%)
     Gross margin as a % of revenue             60.7%         52.7%      15.2%

         While the 15.2-percent increase in gross margin as a percentage of revenues contributed to an almost 90 percent decrease in net loss from the 2002 six-month period to the same 2003 period, the more significant line items for this substantial improvement were a decrease in depreciation, depletion and amortization of $97,958, a decrease of interest expense of $43,535 and a gain of $27,234 on a settlement.

Liquidity and Capital Resources

         We have notes payable in the total amount of $7,055,476. Of this amount, $1,585,363 is payable to R.C. Cunningham, president of the company and other related parties, and $784,931 is guaranteed by him. $4,975,780 is secured by mortgages on our improved real property. Notes in the amount of $2,081,298 are payable by September 30, 2003, the present fiscal year-end.

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

Item 3.           Defaults Upon Senior Securities

         None.

Item 4.           Submission of Matters to a Vote of Security Holders

         None.

Item 5.           Other Information

         We were notified by the Oklahoma Department of Transportation ("ODOT") that our Business Park's real property would be condemned as part of the re-routing of Interstate Highway 40. We met with ODOT's appraisers and received
ODOT's  settlement  for the  condemnation  of the property of $4,350,000 in June
2003.

Item 6.           Exhibits

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

                                                                                      Page no.
  Item No.                                       Description                        (footnote)
  --------                                       -----------                        ----------
3.1 thru 3.3        Articles of  Incorporation,  By-Laws and Amendments                 (1)
                    thereto


10.1 thru 10.11     Material contracts                                                  (1)

10.12               Option Agreement by and between Sooner  Holdings,  Inc., New        (2)
                    Directions  Acquisition  Corp.,  New  Direction  Centers  of
                    America,  L.L.C., and Horizon Lodges of America,  Inc. dated
                    September 9, 1997

10.13               Purchase and Sale Agreement dated May 7, 1998                       (2)

10.15               Promissory  Note between Sooner  Holdings,  Inc. and Bulldog        (3)
                    Investment Company, an Arizona limited liability company





10.16               Promissory  Note between  Sooner  Holdings,  Inc. and Aztore        (3)
                    Holdings, Inc., an Arizona corporation

10.17               Agreement  Re: Debt  Cancellation  and Release of  Liability        (3)
                    dated  November  1,  1999  between  Sooner  Holdings,  Inc.,
                    Bulldog Investment Company, LLC, and Aztore Holdings, Inc.

14                  Code of Ethics for CEO and Senior Financial Officers                (6)

16                  Letter of February 5, 2003 of Grant  Thornton LLP.  agreeing        (5)
                    with  the  statements  made  in  this  Form  8-K  by  Sooner
                    Holdings,  Inc.,  concerning  Sooner's  change of  principal independent accountants.

19.1 thru 19.6      Other agreements                                                    (1)

20.1                Audit Committee Charter                                             (6)

20.2                Compensation Committee Charter                                      (6)

20.3                Governance and Nominating Committee Charter                         (6)

20.4                Corporate Governance Principles                                     (6)

22.1                Subsidiaries of the registrant                                      (4)

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

Footnotes:
----------

(1) Incorporated by reference to our Form 10-KSB for the year ended December 31, 1995 (file no. 0-18344).
(2)      Filed as an  Exhibit  to our Form 8-K,  filed  June 23,  1999 (file no.
         0-18344).
(3) Filed as an Exhibit to our Form 10-KSB, filed April 20, 2000 (file no. 0-18344).
(4) Filed as an Exhibit to our Form SB-2, filed September 29, 2000 (file no. 0-18344).
(5) Filed as an exhibit to our Form 8-K, filed February 7, 2003 (file no. 0-18344).
(6)      Filed as an Exhibit to our Form 10-QSB 12-31-02 (file no. 0-18344).

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  July 25, 2007
                                                       SOONER HOLDINGS, INC.



                                                       By /s/ R.C. Cunningham II
                                                         -----------------------
                                                         R.C. Cunningham II
                                                         Chief Executive Officer