Form 10QSB
period 2003-06-30
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON,
                                   D.C. 20549


                                   FORM 10-QSB
                        [X] QUARTERLY REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of August 13, 2003, there were 16,888,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          18

Item 3.  Controls and Procedures                                            21

PART II - Other Information                                                 21

Item 1.  Legal Proceedings                                                  21

Item 2.  Unregistered Sales of Equity Securities                            21

Item 3.  Defaults Upon Senior Securities                                    21

Item 4.  Submission of Matters to a Vote of Security Holders                21

Item 5.  Other Information                                                  21

Item 6.  Exhibits                                                           22

SIGNATURES                                                                  23

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                            Page
                                                                            ----

Consolidated Balance Sheet as of June 30, 2003 (Unaudited)                  4
Consolidated Statements of Operations (Unaudited)
         for the Three Months Ended June 30, 2003 and 2002 and
         for the Nine Months Ended June 30, 2003 and 2002                   5
Consolidated Statements of Cash Flows
         for the Nine Months Ended June 30, 2003 and 2002 (Unaudited)       6
Notes to Unaudited Financial Statements                                     7


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2003
                                   (Unaudited)


                                     ASSETS
Current Assets
   Cash and cash equivalents                                               $   107,936
   Accounts receivable, net                                                    185,576
   Other current assets                                                        138,434
                                                                           -----------
        Total Current Assets                                                   431,946

Property and Equipment, net of accumulated depreciation                      3,882,952

Intangible Assets, net of accumulated amortization                             861,750

Other Assets                                                                   399,771
                                                                           -----------

Total Assets                                                               $ 5,576,419
                                                                           ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                                                        $   290,338
   Accrued liabilities                                                         580,167
   Deferred revenue                                                             23,975
   Royalty payable                                                             106,439
   Current portion of long-term debt                                         1,974,859
                                                                           -----------
        Total Current Liabilities                                            2,975,778

Long-term Debt less current portion                                          5,026,112

Stockholders' Equity (Deficit)
   Preferred stock - undesignated; authorized, 10,000,000 shares; issued
        and outstanding, none                                                     --
   Common stock, $.001 par value 100,000,000 shares authorized
        13,888,016 shares issued and outstanding                                13,888
   Additional paid in capital                                                6,268,490
   Retained earnings (deficit)                                              (8,635,849)
   Related party receivable from stock purchase                                (72,000)
                                                                           -----------
Total Stockholders' Equity (Deficit)                                        (2,425,471)
                                                                           -----------
Total Liabilities and Stockholders' Equity (Deficit)                       $ 5,576,419
                                                                           ===========






See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three months ended              Nine months ended
                                                              June 30,                        June 30,
                                                   ----------------------------    ----------------------------
                                                       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------
Revenue
   Correctional facility services                  $    257,170    $    511,346    $  1,193,190    $  1,616,612
   Commercial leasing                                   105,103         127,901         333,523         346,863
                                                   ------------    ------------    ------------    ------------
        Total Revenue                                   362,273         639,247       1,526,713       1,963,475

Operating Expenses
   Cost of correctional facility services               201,760         301,821         622,285         869,690
   Cost of commercial leasing                            28,370          55,024          65,825         114,028
   General and administrative expense                   164,936         226,851         548,246         659,078
   Depreciation, depletion and amortization              39,025         115,031         166,476         340,439
                                                   ------------    ------------    ------------    ------------
        Total Operating Expenses                        434,091         698,727       1,402,832       1,983,235
                                                   ------------    ------------    ------------    ------------

Operating Income (Loss)                                 (71,818)        (59,480)        123,881         (19,760)

Other (Expenses) Income
   Other income                                           1,650           2,275           7,554           5,280
   Interest income                                      (16,161)          2,513         (11,352)          8,907
   Gain on settlement                                      --              --            60,576            --
   Other expense                                           --              --           (27,234)           --
   Interest expense                                     (40,811)       (150,156)       (306,959)       (459,838)
                                                   ------------    ------------    ------------    ------------
        Total Other (Expense) Income                    (55,322)       (145,368)       (277,415)       (445,651)
                                                   ------------    ------------    ------------    ------------
Net (Loss)                                         $   (127,140)   $   (204,848)   $   (153,534)   $   (465,411)
                                                   ============    ============    ============    ============

Net (Loss) per Share, Basic and Diluted            $      (0.01)   $      (0.01)   $      (0.01)   $      (0.03)
                                                   ============    ============    ============    ============

Weighted average of number of shares outstanding     13,888,016      13,888,016      13,888,016      13,888,016
                                                   ============    ============    ============    ============
















See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Nine months ended
                                                                       June 30,
                                                               ----------------------
                                                                  2003         2002
                                                               ---------    ---------
Cash Flows From Operating Activities
   Net (Loss)                                                  $(153,534)   $(465,411)
   Adjustments to reconcile net loss to net cash provided by
   operating activities
        Depreciation, depletion and amortization                 166,476      340,439
        Loss on disposal of property                              27,233        8,861
        (Increase) Decrease in
          Accounts receivable                                     (8,689)      59,658
          Other current assets and other assets                   (8,985)     (63,406)
        Increase (Decrease) in
          Accounts payable                                       173,369       48,922
          Accrued liabilities                                    (36,381)     166,884
          Deferred revenue                                          (925)       4,150
                                                               ---------    ---------
        Net Cash Flows From Operating Activities                 158,564      100,097

Cash Flows From Investing Activities
   Proceeds from sale of property                                   --            500
   Increase (Decrease) in restricted cash                           --          2,553
   Purchase of property and equipment                               --       (212,203)
                                                               ---------    ---------
        Net Cash Provided (Used) by Investing Activities            --       (209,150)


Cash Flows from Financing Activities
   Repayments of long term debt and royalty                     (108,358)     (93,167)
   Net borrowings on line of credit                                 --        129,668
   Borrowings on notes payable                                      --        119,796
                                                               ---------    ---------
        Net Cash Provided (Used) by Financing Activities        (108,358)     156,297

Increase (Decrease) in Cash                                       50,206       47,244
Cash at Beginning of Year                                         57,730       14,648
                                                               ---------    ---------
Cash at End of Year                                            $ 107,936    $  61,892
                                                               =========    =========
Supplemental Information:
   Interest Paid in Cash                                       $  94,453    $ 286,036
                                                               =========    =========










See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2003 and 2002

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a stockholders' deficit of $2,425,471 and has a working capital deficiency of $2,543,832 as of June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described below. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholder's deficit. Subsequent to June 30, 2003, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. The company's current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. Management intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. Management cannot predict to what extent the company might incur further operating losses through any business entity which may eventually be acquired.

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

10.  Loss Per Common Share
     ---------------------

     Basic loss per share has been computed on the basis of weighted average common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as the Company has no outstanding dilutive potential common shares. Stock options which are exercisable for 600,000 common shares are excluded from the diluted calculation for the years ended June 30, 2003 and 2002.

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

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of June 30:

                                                      Useful life        2003
                                                      -----------     ----------
     Land                                                  -          $1,513,400
     Buildings and improvements                          12-40         3,257,783
     Machinery and equipment                              3-12           105,662
     Vehicles                                              5              35,980
                                                                      ----------
                                                                       4,912,825
          Less accumulated depreciation                                1,029,873
                                                                      ----------
                                                                      $3,882,952
                                                                      ==========

Depreciation expense totaled $117,787 and $59,416 for the nine months ended June 30, 2003 and 2002, respectively.

NOTE E - INTANGIBLE ASSETS

Intangible assets are comprised of the following as of June 30:

                                                                         2003
                                                                      ----------
     Contract rights                                                  $1,754,381
     Software licenses                                                      --
                                                                      ----------
                                                                       1,754,381
       Less accumulated amortization                                     892,631
                                                                      ----------
                                                                      $  861,750
                                                                      ==========

Amortization expense totaled $48,689 for the nine months ended June 30, 2003.

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

Other assets are comprised of the following as of June 30, 2003:

     Loan commitment fee                                              $  100,771
     Certificates of deposit                                             299,000
                                                                      ----------
                                                                      $  399,771
                                                                      ==========

NOTE G - NOTES PAYABLE

Notes payable consist of the following at June 30:

                                                                         2003
                                                                      ----------

     Notes payable to related parties, interest
     at 10% per annum, payable on demand after
     September 30, 2003; uncollateralized                             $  857,381

     Balloon promissory note payable to related
     party, 10% stated interest per annum,
     terms modified September 2001; modified
     terms call for this note to be payable
     on demand after September 30, 2003                                  629,200

     Note payable to bank, interest at 7.5%,
     principal and interest due April 20, 2003;
     collateralized by a first mortgage on land,
     building and certificates of deposit,
     guaranteed by a related party                                       407,498

     Revolving line of credit with Bank One,
     maximum credit limit of $120,000, interest
     payable monthly at 1% over the bank's prime
     rate (effective rate 5.75% at December 31, 2002),
     principal payable May 2005; uncollateralized,
     guaranteed by a related party                                       119,948

     Installment note payable, interest at 8.8%,
     due August 1, 2009; collateralized by  first
     mortgage on real estate                                           2,434,008

     Note payable to bank, interest at 8.5%,
     principal and interest due November 28,
     2002; collateralized by first mortgage on
     real estate; subsequently renewed with maturity
     of November 28, 2003                                                728,246

     Note payable to bank, interest payable
     monthly at prime plus 1% (effective rate
     5.25% at September 30, 2002), due
     August 25, 2003; collateralized by second
     mortgage on real estate                                             403,665

     Installment note payable to corporation,
     interest at 8%; due May 8, 2017;
     collateralized by first mortgage on land
     and building                                                        985,357

     Note payable to bank, interest at prime
     plus 1.75% (effective rate 6.5% at September 30,
     2002), due September 1, 2003, guaranteed by a
     related party                                                       256,068

     Note payable to a related party, interest
     at 8%, due January 1, 2005, uncollateralized                        115,000

     Advance from related party                                           64,600
                                                                      ----------
                                                                       7,000,971
       Less current portion                                            1,974,859
                                                                      ----------
                                                                      $5,026,112
                                                                      ==========

Aggregate future maturities of notes payable at June 30, 2003 are as follows:

     Year ending September 30:

          2003                                   $1,201,939
          2004                                    1,719,571
          2005                                      414,996
          2006                                      539,302
          Thereafter                              3,125,163
                                                 ----------
                                                 $7,000,971
                                                 ==========

The Company has not made certain required payments on the $985,357 note payable to a corporation during the nine months ended June 30, 2003; however, the lender has waived these events of default through October 1, 2003.

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

NOTE I - STOCKHOLDERS' DEFICIT

Preferred Stock
---------------

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of June 30, 2003.

Employee Stock Option Plan
--------------------------

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On June 21, 2000, the Company granted 600,000 options to purchase its common shares to an officer and director. Such options expired June 21, 2003.

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

                                                     Nine months ended June 30,
                                                     --------------------------
                                                         2003           2002
                                                     -----------    -----------
     Net loss
       As reported                                   $  (153,534)   $  (465,411)
       Pro forma                                     $  (153,534)   $  (465,411)

     Loss per share, basic and diluted
       As reported                                   $      (.01)   $      (.03)
       Pro forma                                     $      (.01)   $      (.03)

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

A summary of the status of the Company's stock option plan as of June 30, 2003 and 2002 and changes during the nine months ended June 30, 2003 and 2002 are presented below.

                                                 2003               2002
                                                     Weighted           Weighted
                                                      average            average
                                                     exercise           exercise
                                           Shares     price   Shares     price
                                          --------    -----   --------   -----
      Outstanding at beginning
      of period                            600,000    $0.33    600,000   $0.33
      Granted                                 --       --         --     $--
      Exercised                               --       --         --     $--
      Forfeited                           (600,000)    --         --     $--
                                          --------            --------
     Outstanding at end of
       period                                 --       --      600,000   $0.33
                                          ========            ========

     Options exercisable at
       Period end                             --       --      600,000   $0.33

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

Components of deferred taxes are as follows at June 30:

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

               Expiration date
               ---------------
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

Related Party Obligations
-------------------------

The following table reflects amounts owed to related parties as of June 30:


                                                         2003
                                        ----------------------------------------
                                                            Accounts payable and
                                        Notes payable, net   accrued liabilities
                                        ------------------  --------------------
President and Chairman                          $  557,381            $  162,661
Aztore Holdings, Inc.                              300,000                94,891
NDLLC                                              629,200                  --
Advances from related
  party                                             64,600                  --
                                                ----------            ----------
Total related party
  liabilities                                   $1,551,181            $  257,552
                                                ==========            ==========

In addition, at June 30, 2003, the president and chairman has personally guaranteed $784,931 of the Company's notes payable (see Note G).

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

The Company was notified by the Oklahoma Department of Transportation "ODOT") that Business Park's real property would be condemned as part of the re-routing of Interstate Highway 40. Management has met with ODOT's appraisers and received
ODOT's  settlement of $5,170,084  for the  condemnation  of the property in late
June of 2003. The Company is searching for replacement property to continue this line of business.

NOTE M - SEGMENT INFORMATION

The Company  operates  in the  following  three  segments:  commercial  leasing,
correctional  facility  and   telecommunications.   Information  concerning  the
Company's business segments are as follows as of and for the:

                                  Three months ended            Nine months ended
                                      June 30,                       June 30,
                                 2003           2002           2003           2002
                             -----------    -----------    -----------    -----------
Revenues
  Commercial leasing         $   105,103    $   127,901    $   333,523    $   346,863
  Correctional facility          257,170        511,346      1,193,190      1,616,612
                             -----------    -----------    -----------    -----------

      Total                  $   362,273    $   639,247    $ 1,526,713    $ 1,963,475
                             ===========    ===========    ===========    ===========





Segment earnings (loss)
  Commercial leasing         $    24,851    $    12,740    $   134,971    $    20,565
  Correctional facility         (151,991)      (153,761)      (231,357)      (312,089)
  Telecommunications                --          (24,835)       (28,896)       (71,306)
  Corporate                         --          (38,992)       (28,252)      (102,581)
                             -----------    -----------    -----------    -----------

      Total                  $ (127,140)    $  (204,848)   $  (153,534)   $  (465,411)
                             ===========    ===========    ===========    ===========

Identifiable assets
  Commercial leasing         $ 2,640,170    $ 2,621,658    $ 2,640,170    $ 2,615,260
  Correctional facility        2,926,422      3,128,836      2,926,422      3,128,836
  Telecommunications                --          223,701           --          223,701
  Corporate                        9,827         11,451          9,827         11,451
                             -----------    -----------    -----------    -----------

      Total                  $ 5,576,419    $ 5,985,646    $ 5,576,419    $ 5,979,248
                             ===========    ===========    ===========    ===========

Depreciation, amortization
 and impairment
  Commercial leasing         $    19,216    $    19,188    $    57,658    $    57,207
  Correctional facility           19,809         72,304        102,080        212,491
  Telecommunications                --           23,324          6,522         70,096
  Corporate                         --              215            216            645
                             -----------    -----------    -----------    -----------

      Total                  $    39,025    $   115,031    $   166,476    $   340,439
                             ===========    ===========    ===========    ===========

Additions to long-lived
 assets
  Correctional facility      $      --           52,853    $      --      $   212,203
                             -----------    -----------    -----------    -----------

      Total                  $      --      $    52,853    $      --      $   212,203
                             ===========    ===========    ===========    ===========

Interest expense
  Commercial leasing         $    16,722    $    56,883    $   125,696    $   174,738
  Correctional facility           24,089         77,726        166,979        239,116
  Corporate                         --           15,547         14,284         45,984
                             -----------    -----------    -----------    -----------

      Total                  $    40,811    $   150,156    $   306,959    $   459,838
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

Item 2.           Management's Discussion and Analysis or Plan of Operation

         The following sets forth, as a percentage of sales, an analysis of several line-items of our Statement of Operations:

                                  Three Months Ended        Nine Months Ended
                                      June 30,                   June 30,
                                  2003          2002        2003         2002
                                  ----          ----        ----         ----
Sales                              100%          100%        100%         100%
Cost of services                    64            56          45           50
Gross margin                        36            44          55           50
General, selling and
     administrative expenses        46            35          36           50
Operating income (loss)            (20)           (9)          8           (1)
Other (expenses) income            (15)          (23)        (18)         (23)
Net (loss)                         (35)          (32)        (10)         (24)
Net (loss) per share              ($0.01)       ($0.02)     ($0.01)      ($0.03)

Results of Operations

         Sales

         The sources of revenues for the three-month periods ended June 30, 2003 and 2002 are as follows:

                                                      Three Months Ended
                                                           June 30,
                                                           --------
                                                                      Percentage
                                                                       Increase
                                                  2003       2002     (Decrease)
                                                --------   --------   ----------
     Correctional facility services             $257,170   $511,346     (49.7%)
     Commercial leasing                          105,103    127,901     (17.8%)
                                                --------   --------   ----------
          Total revenues                        $362,273   $639,247     (43.3%)

         The 49.7 percent decrease in revenues from our correctional facility services is attributable to the reduction by the Department of Corrections' assignment of inmates to our facility as part of its strategy to force us to accept its $400,000 offer for our facility, and the 17.8 percent decrease in revenues from commercial leasing is attributable to the knowledge of our tenants that our leasing facilities were about to be condemned as part of the rerouting of Interstate 40 and the commencement of decisions by tenants not to renew their leases.

         Gross Margin

         The gross margin for the three-month periods ended June 30, 2003 and 2002 is as follows:

                                                      Three Months Ended
                                                           June 30,
                                                           --------
                                                                      Percentage
                                                                       Increase
                                                  2003       2002     (Decrease)
                                                --------   --------   ----------
     Revenue minus cost of
        correctional facility services          $ 55,410   $209,525     (73.6%)
     Revenue minus cost of
        commercial leasing                        76,733     72,877      (5%)

         For correctional facility services, a decrease in revenue from Q3 2002 to Q3 2003 of 49.7 percent was accompanied by a 73.6-percent reduction in gross margin while a decrease in revenue during this same period of 17.8 percent for commercial leasing was accompanied by a 77.8-percent reduction in gross margin. Both of these disproportionate decreases are attributed to fixed costs associated with both lines of business while revenues were declining sharply.

         Net Loss

         Our net losses for the three-month periods ended June 30, 2003 and 2002, when compared with gross margins for these periods, provide the following:

                                                     Three Months Ended
                                                          June 30,
                                                          --------
                                                                      Percentage
                                                                       Increase
                                                2003        2002      (Decrease)
                                              --------    --------    ----------
     Net loss                                 $127,140    $204,848      (38%)
     Gross margin as a % of revenue              36%         44%         (8%)

         An 38 percent decrease in net loss occurred while gross margin decreased by 8 percent. This disproportion is attributed principally to a $76,006 or 66 percent reduction in depreciation, depletion and amortization and a $109,356 or 72.8 percent reduction in interest expense.

         Interim  Results of  Operations - First Nine Months of FY 2003 Compared
         -----------------------------------------------------------------------
to First Nine Months of FY 2002
-------------------------------

         Sales

         The sources of revenues for the nine-month periods ended June 30, 2003 and 2002 are as follows:

                                                      Nine Months Ended
                                                          June 30,
                                                          --------
                                                                      Percentage
                                                                       Increase
                                               2003         2002      (Decrease)
                                            ----------   ----------   ----------
     Correctional facility services         $1,193,190   $1,616,612    (26.2%)
     Commercial leasing                        333,523      346,863     (3.8%)
                                            ----------   ----------
          Total revenues                    $1,526,713   $1,963,475    (22.2%)

         The 26.2 percent decrease in revenues from our correctional facility services is attributable to the continued strategy of the State of Oklahoma to reduce the number of inmates assigned to our facility as pressure to get us to accept its low offer for our facility.

         Net Loss

         Our net losses for the nine-month periods ended June 30, 2003 and 2002, when compared with gross margins for these periods, provide the following:

                                                   Nine Months Ended
                                                       June 30,
                                                       --------
                                                                   Percentage
                                                                    Increase
                                             2003        2002      (Decrease)
                                           --------    --------    ----------
     Net loss                              $153,534    $465,411       (67%)
     Gross margin as a % of revenue              55%         50%       10%

         The 10-percent increase in gross margin occurred while our net loss was reduced by 67 percent. Factors other than the direct cost of sales were important contributors to this considerable decrease in net loss: depreciation, depletion and amortization decreased by 51 percent; interest expense decreased by 33 percent; and we had a $60,576 gain on a settlement.

Liquidity and Capital Resources

         We have notes payable in the total amount of $7,000,971. Of this amount, $1,551,181 is either payable to R.C. Cunningham, president of the company or other related parties and $784,931 is guaranteed by him. $257,552 of accounts payable and accrued liabilities are owed to Mr. Cunningham and related party Aztore Holdings, Inc. $4,958,774 is secured by mortgages on our improved real property. Notes in the amount of $1,974,859 are payable by September 30, 2003, the present fiscal year-end.

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

         None.


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