Form 10KSB
period 2003-09-30
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                        OF 1934 For the fiscal year ended
                               September 30, 2003

                                       OR

                    [ ] TRANSITION UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                              SOONER HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

   Oklahoma                           0-18344                        73-1275261
   --------                           -------                        ----------
  (state of                   (Commission File Number)             (IRS Employer
incorporation)                                                      I.D. Number)

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

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $1,686,786

The aggregate market value of the voting stock held by non-affiliates of the Company on December 15, 2003 was approximately $89,798.

As of December 15, 2003, there were 13,888,016 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Item 1   Description of Business..........................................     1
         Summary and Development of the Company...........................     1
         Business Description.............................................     2
         Seasonality......................................................     3
         Government Regulation............................................     3
         Marketing........................................................     4
         Employees........................................................     4
         Competition......................................................     4
         Patents, Trademarks and Licenses.................................     5
         Government Approval of Principal Products or Services............     5
         Cost and Effects of Complying with Environmental Laws............     5
         Product Research and Development.................................     5

Item 2   Description of Property..........................................     5

Item 3   Legal Proceedings................................................     7

Item 4   Submission of Matters to a Vote of Security Holders .............     7

Item 5   Market for Common Equity and Related Stockholder Matters.........     7

Item 6   Management's Discussion and Analysis.............................     9
         Background and Introduction......................................     9
         Liquidity and Capital Resources..................................     9
         Results of Operations............................................    10
         Capital Expenditures and Commitments ............................    11
         Going Concern and Management Plans...............................    11
         Factors That May Affect Future Results ..........................    11
         Off-Balance Sheet Arrangements...................................    11
         Contractual obligations..........................................    12

Item 7   Financial Statements.............................................    12

Item 8   Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure.......................................    29

Item 8A  Controls and Procedures..........................................    29

Item 8B  Other Information................................................    30

Item 9   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.............    30
         Directors, Executive Officers and Significant Employees..........    30
         Audit Committee and Audit Committee Financial Expert.............    32
         Code of Ethics...................................................    32
         Compliance with Section 16(a) of the Exchange Act................    32

Item 10  Executive Compensation...........................................    33
         Employment Contracts.............................................    33
         Stock Options....................................................    33

Item 11  Security Ownership of Certain Beneficial Owners
            and Management................................................    33

Item 12  Certain Relationships and Related Transactions...................    35

Item 13  Exhibits.........................................................    35

Item 14  Principal Accountant Fees and Services...........................    37

Signatures................................................................    39

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Summary and Development of the Company
--------------------------------------

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

         We operated in fiscal year 2003 primarily through three subsidiaries, ND Acquisition Corp., Charlie O Business Park Incorporated and Sooner Communications, Incorporated. These subsidiaries and a brief summary of their businesses follows:

         ND Acquisition Corp.
         --------------------

         ND Acquisition Corp. (NDAC) owned and operated a minimum-security correctional facility for women offenders (Northgate) and a community sentencing facility for men (Eastgate). Both facilities are located in Oklahoma City, Oklahoma. In July 2003 we were notified that the NDAC property was included in an area marked for improvement by the Oklahoma Capital Development Authority. In November 2003 we sold this property to such Authority and exited the correctional facility line of business.

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

         Sooner Communications, Inc.
         ---------------------------

         On May 2, 2000 the Sooner Communications (Communications) subsidiary purchased all the rights to a computer based platform called Cadeum. Cadeum was designed to host computer-based telephony products developed specifically for telecommunication providers. We planned to market these products on a wholesale level to telecommunication carriers. We completed beta testing the answering service section of Cadeum with a large Texas-based regional telecommunication provider. Due to certain interface issues, marketing of the answering service was suspended awaiting a resolution. We resolved these issues in the early second quarter of fiscal 2002, at which time marketing of the answering service was to resume. However, the Texas-based regional telecommunications provider did not resume marketing, due to problems inherent in the telecommunications industry. We consider this business to now be defunct.

         Charlie O Business Park Incorporated
         ------------------------------------

         Charlie O Business Park, Inc. ("CO Park") operated a multi-unit rental property for business and industrial tenants located in Oklahoma City, Oklahoma. CO Park became an operating subsidiary upon its formation in November 1987 and we owned 100% of the subsidiary. During fiscal year 2002 we were notified by the Oklahoma Department of Transportation ("ODOT") that the Business Park's improved real property would be condemned as part of the re-working of Interstate Highway
40. In late July 2003 we settled with ODOT's appraisers for $4,350,000 for the condemnation of the property. We are searching for a replacement property to continue this line of business.

Business Description
--------------------

       The Correctional Business
       -------------------------

         NDAC entered the correctional business in June 1998 by acquiring the assets and certain liabilities of New Direction Centers of America, L.L.C. NDAC owned and operated two correctional facilities. One is a 220-bed minimum-security correctional facility (Northgate), (Eastgate) consisting of approximately 14 acres of land and a 40,000 square foot building to expand our correctional business. The purchase price was $1,002,000, of which $800,000 was allocated to the building and $202,000 was allocated to the land and correctional zoning. The potential aggregate capacity of this facility is 150 beds. We made repairs necessary to house up to 120 inmates.

         A non-secure residential facility, known as a halfway house, provides residential correctional services for offenders in need of less supervision and monitoring than are provided in a secure environment. Offenders in minimum-security correctional facilities are typically allowed to leave the facility to work in the immediate community or participate in community based educational and vocational training programs during daytime hours. Generally, persons in community correctional facilities are serving the last six months of their sentence. We have one significant contract with the Oklahoma Department of Corrections. Compensation is paid to us based on a per-person, per-day basis. Revenues from this one contract accounted for 98 percent of our correctional revenue for the year ended September 30, 2003.

         As stated above, in November 2003 we sold our properties to the Oklahoma Capital Improvement Authority and exited this line of business.

         The Telecommunications Business
         -------------------------------

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

         The Real Estate Business
         ------------------------

         CO Park operated as a real estate lessor and property manager and mid-2003 leased to 26 non-related lessees. CO Park's property includes five separate buildings, covering approximately 126,500 square feet, located at the intersection of I-40 and Agnew Street in Oklahoma City, Oklahoma. We operate out of approximately 2,900 square feet in this business park. CO Park competes with other commercial lessors in the Oklahoma City market. Its occupancy, excluding that leased to Sooner Holdings, has averaged over 95% during both 2001, 2002, and 2003.

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

Seasonality
-----------

         Our  company  and  our   subsidiaries   are  not  subject  to  seasonal
fluctuations.

Government Regulation
---------------------

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

Marketing
---------

         NDAC viewed government agencies that are responsible for state and federal correctional facilities in the United States as its primary potential customers. We maintained satisfactory relations with the Oklahoma Department of Corrections, who awards all state contracts to private corrections facilities companies in Oklahoma. We are no longer in this line of business.

         We market our business park space locally through our own efforts and local real estate brokers.

Employees
---------

         R.C. Cunningham II, our president and chairman of the board, works on a full-time basis for us and all of our subsidiaries. R.C. Cunningham III and Ron Alexander both work for us on a full-time basis.

         NDAC had 44 full-time and three part-time employees at September 30, 2003. NDAC employed management, administrative, clerical, security, educational services, and general maintenance personnel. NDAC through subcontractors also provided health care and food service. All jurisdictions require correction officers to complete a specified amount of training prior to employment.

         Our business park employs one person full-time and one part time. Sooner Holdings, the holding company, employs two people full-time and one part-time.

         When the need exists, we or our subsidiaries use temporary employees or subcontractors to perform administrative services.

Competition
-----------

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

         NDAC competed on the basis of the cost, quality and range of services offered, its experience in managing facilities, the reputation of its personnel, and its ability to design, finance and construct new facilities. We are no longer in this line of business.

         Our business park competes with numerous commercial real estate providers in the Oklahoma City metropolitan area. As of December 31, 2002, the business park is 100% leased. As stated earlier our business park was condemned by the Oklahoma Department of Transportation as part of the re-routing of Interstate Highway 40. In July 2003 we settled with ODOT for $4,350,000 for the condemnation of the property and are searching for a replacement property to continue this line of business.

Patents
-------

         Sooner Holdings has no patents.

Government Approval of Principal Products; Government Regulations
-----------------------------------------------------------------

         In order to obtain and maintain contracts to operate private correctional facilities, NDAC had to demonstrate to the governmental agencies that supply offenders that we comply with their standards and regulations. Recently, the Oklahoma Department of Corrections retained a national authority on "halfway house" operations to assess all halfway houses in Oklahoma with regard to their compliance with an "effective interventions" agenda developed by the National Institute of Corrections. The authority reported to Oklahoma's Governor that NDAC is "well on their way to having a program for female offenders that can serve as a national model."

         There is no need to obtain government approval to lease space in our business park.

Cost and Effects of Complying with Environmental Laws
-----------------------------------------------------

         There are no significant costs involved in complying with environmental laws in operating our correctional facility and our business park.

Product Research and Development
--------------------------------

         We spent nothing on research and development during the fiscal year ended September 30, 2003.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Correctional Facility
-------------------------

         NDAC's Lincoln Boulevard correctional facility (Northgate) consisted of three buildings totaling approximately 44,000 square feet on 2.745 acres of real estate. This property is located at 3115 North Lincoln Boulevard in Oklahoma City, Oklahoma. The facility has a 220-bed capacity, and as of December 31, 2003, we had 134 inmates. This property is subject to

         o a first mortgage that secures a promissory note in the amount of $403,543 due April 20, 2003, with interest at New York prime plus two percent,

         o a second mortgage that secures a promissory note in the amount of $629,200 due September 30, 2003, with interest of 10 percent a year, and

         o A second mortgage that secures a promissory note in the amount of $705,444, due November 28, 2003. Interest is payable monthly at 7.5%. Restructured in November 2002 as a long-term, annually renewable note.

         o A second mortgage that secures a promissory note in the amount of $14,770, due August 25, 2003. Interest is payable monthly at prime plus 1%.

         The federal tax cost basis of the Northgate correctional facility is $770,726 as of September 30, 2003. For purposes of depreciation, the $389,137 in improvements portion of such tax basis is being depreciated at approximately 2.6 percent per year, MACRS method over a claimed life of 39 years of which 35 years remain.

         We pay annual realty taxes of $14,162, which is at an approximate 1.84 percent tax rate.

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

         The federal tax cost basis of the Eastgate facility is $1,046,989 as of September 30, 2003. For purposes of depreciation, $844,989 in building and improvements is being depreciated at approximately 2.5 percent per year over an estimated life of 40 years, of which 39 years remain.

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

         As stated above, in November 2003 we sold our properties to the Capital Improvement Authority and exited this line of business.

         The Business Park
         -----------------

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

         CO Park's leases are generally for three to five years. As of December 31, 2003, excluding the square footage leased to us and our affiliates, the facility was 100% occupied. This property is subject to a first mortgage that secures an installment promissory note in the amount of $2,450,494 due in full on August 1, 2009, with interest at 8.8 percent.

         During fiscal year 2002 we were notified by the Oklahoma Department of Transportation ("ODOT") that the Business Park's improved real property would be condemned as part of the re-working of Interstate Highway 40. In late July 2003 we settled with ODOT's appraisers for $4,350,000 for the condemnation of the property. We are searching for a replacement property to continue this line of business.

         Also in July 2003 we were notified that the NDAC property was included in the area marked for improvement by the Oklahoma Capital Improvement Authority. We closed on this transaction in November 2003. Subsequent to the sale of the NDAC property we exited the correctional facility line of business.

ITEM 3.  LEGAL PROCEEDINGS.

         On June 4, 2001, Talbot Investment Company was awarded a judgment against the Company of approximately $57,000 for payment of real estate and lease commissions from Business Park. The judgment amount plus interest was accrued during the fourth quarter of fiscal 2002. All matters were settled and satisfied through Journal Entry of Judgment entered and filed in Case Nos. CJ-2000-394-64 and CJ-2000-4926-64 on September 24, 2003.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In fiscal 2003 there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise. Our last meeting of shareholders was in 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock trades on the Pink Sheets under the stock symbol "SOON". The high and low bid information for the stock during the years ended September 30, 2002 and 2003 is set forth below. The information was obtained from the Pink Sheets and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                  Calendar
                  Quarter                     High          Low
                  ---------------------------------------------

                  2002:    1st Qtr            0.02          0.02
                           2nd Qtr            0.025         0.02
                           3rd Qtr            0.025         0.02
                           4th Qtr            0.02          0.015

                  2003:    1st Qtr            0.015         0.01
                           2nd Qtr            0.01          0.01
                           3rd Qtr            0.015         0.01
                           4th Qtr            0.015         0.01

         Holders.
         --------

         As of September 30, 2003, we had 575 shareholders of record and 16,888,016 shares issued and outstanding. This does not include the holders whose shares are held in a depository trust in "street" name. As of September 30, 2003, 1,896,139 shares (or approximately 11.2 percent) of the issued and outstanding stock were held by Depository Trust Company in "street name".

         Dividends.
         ----------

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

         Securities Authorized for Issuance Under Equity Compensation Plans.
         -------------------------------------------------------------------

         We have no compensation plans under which equity securities are authorized for issuance.

         Recent Sales of Unregistered Securities.
         ----------------------------------------

         During the past three fiscal years, there have been no unregistered sales of our common stock by the company.

         Reports to Security Holders.
         ----------------------------

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

Background and Introduction
---------------------------

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

Liquidity and Capital  Resources - Fiscal year ended September 30, 2003 compared
--------------------------------------------------------------------------------
to fiscal year ended September 30, 2002:
----------------------------------------

         Cash flow used in operations increased by $224,516 during the year ended September 30, 2003 as compared to the year ended September 30, 2002. Cash flows provided from investing activities increased by $3,232,753 due primarily to our sale of our business park for $4,276,463 which resulted in our extraordinary gain of $2,030,783. Cash flows from financing activities decreased by $3,378,603, due to a reduction of $2,958,411 in long-term debt and royalties.

         We have had severe liquidity problems for the last several years. Our liquidity is reflected in the table below, which shows comparative deficiencies in working capital:

                                                 September 30,    September 30,
                                                     2003             2002
                                                 -------------    -------------

         Deficiency in working capital           $  (3,370,095)   $  (1,796,388)
                                                 =============    =============

         Although our working capital is negative, we have been able to meet our obligations as a result of the financial support received from certain of our related parties. Our current working capital, which has been provided in the form of short- and long-term debt, has been primarily supplied either by R.C. Cunningham II, our chairman of the board and president, or by Aztore Holdings, Inc., a Phoenix, Arizona-based investment company. Aztore is no longer a source of working capital.


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

Results of Operations - The fiscal year ended September 30, 2003 compared to the
--------------------------------------------------------------------------------
fiscal year ended September 30, 2002:
-------------------------------------

         The following table illustrates our revenue mix.

                                Year Ended 09-30-02   Percent   Year Ended 09-30-03   Percent
                                -------------------   -------   -------------------   -------
Real estate leasing revenues             $  458,818        19            $  365,363        22

Correctional revenues                     2,012,787        81             1,321,423        78
                                         ----------                      ----------

     Total revenues                      $2,471,605                      $1,686,786
                                         ==========                      ==========

         Total revenues decreased by $784,819 in fiscal year 2003 (32%) from $2,471,605 in fiscal year 2002 to $1,686,786 in fiscal year 2003.

         Correctional  revenues decreased by $691,364, or 34%, in the year ended
September 30, 2003 as compared to the year ended September 30, 2002 due to a reduction in the average daily number of inmates.

         Our business park revenues decreased by $93,455 (20%) in the year ended
September 30, 2003. At September 30, 2003, the business park was 100% occupied, net of space used by us. However, as stated earlier, this real property was condemned by the Oklahoma Department of Transportation ("ODOT") as part of the re-routing of Interstate Highway 40. In late July we settled with ODOT's appraisers for $4,350,000 for the condemnation of the property, and title to the property passed to ODOT.

Operating Expenses
(Before Interest Expense)       Year Ended 09-30-02   Percent   Year Ended 09-30-03   Percent
-------------------------       -------------------   -------   -------------------   -------

Real estate leasing expenses             $  154,987         5            $  263,958        15

Correctional expenses                     1,102,370        39               610,021        36

Corporate expenses                          958,479        34               630,408        37

Depreciation and Amortization               608,940        22               206,147        12
                                         ----------   -------            ----------   -------

     Total Operating Expenses            $2,824,776       100            $1,710,534       100
                                         ==========   =======            ==========   =======

Capital Expenditures and Commitments
------------------------------------

         During the year ended September 30, 2002, we spent $232,652 on capital expenditures in our Eastgate correctional facility. During the year ended September 30, 2003 we had no capital expenditures. In November 2003 we sold our correctional facilities property to the Oklahoma Capital Improvements Authority and exited this line of business.

Going Concern and Management Plans
----------------------------------

         As shown in the financial statements, we had net income of $1,687,427 during the year ended September 30, 2003, and, as of that date, our current liabilities exceeded our current assets by $3,370,095 and our total liabilities exceeded our total assets by $584,510.

Factors That May Affect Future Results
--------------------------------------

         In July 2003 our business park was condemned and sold to the Oklahoma Department of Transportation. In November 2003 our correctional facilities properties were sold to the Oklahoma Capital Improvement Authority. During all of 2003 our telecommunications business did not function at all.

         We are out of business. We are exploring the possibility of purchasing another business park, and many of our business tenants indicate they would follow us if we move quickly enough. Unless we do so, we will liquidate all assets and pay all liabilities and either dissolve or sell our corporate shell to third parties.

Off-Balance Sheet Arrangements

         Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

         o        an obligation under a guarantee contract,
         o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
         o an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
         o an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.


Contractual obligations

         The following table sets forth, as of the end of the latest fiscal year-end balance sheet, information with respect to our known contractual obligations.

---------------------- -------------------------------------------------------------
                                           Payments Due-by Period
---------------------- -------------------------------------------------------------
      Contractual                     Less Than                           More Than
      Obligations          Total       1 Year     1-3 Years   3-5 Years    5 Years
---------------------- ------------ ------------ ----------- ----------- -----------
Long-Term Debt
Obligations             $4,150,918   $4,150,918       -           -           -
---------------------- ------------ ------------ ----------- ----------- -----------
Capital Lease
Obligations                  -            -           -           -           -
---------------------- ------------ ------------ ----------- ----------- -----------
Operating Lease
Obligations                  -            -           -           -           -
---------------------- ------------ ------------ ----------- ----------- -----------
Other Long-Term
Liabilities Reflected
on Our Balance Sheet
under GAAP                   -            -           -           -           -
---------------------- ------------ ------------ ----------- ----------- -----------
---------------------- ------------ ------------ ----------- ----------- -----------
Total                   $4,150,918   $4,150,918       -           -           -
---------------------- ------------ ------------ ----------- ----------- -----------

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements listed in the table below have been prepared in accordance with the requirements of Item 310(a) of Regulation SB:

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                          13
Consolidated Balance Sheet as of September 30, 2003                         14
Consolidated Statements of Operations for the Year ended
   September 30, 2003 and 2002                                              15
Consolidated Statements of Cash Flows for the Year ended
   September 30, 2003 and 2002                                              16
Consolidated Statement of Stockholders' Deficit
   for the Years ended September 30, 2003 and 2002                          17
Notes to Consolidated Financial Statements                                  18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors and Stockholders
Sooner Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Sooner Holdings, Inc. and subsidiaries, as of September 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated balance sheet of Sooner Holdings, Inc., as of September 30, 2003, and the results of its operations, stockholders' equity and its cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Murrell, Hall, McIntosh & Co., PLLP

Murrell, Hall, McIntosh & Co., PLLP
May 1, 2007


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003



                                     ASSETS

Current Assets
        Cash and cash equivalents                                                     $   179,478
        Accounts receivable - trade                                                       181,934
        Notes receivable - related party                                                1,273,810
        Other current assets                                                                  853
                                                                                      -----------
               Total Current Assets                                                     1,636,075

Property and Equipment, net of accumulated depreciation                                 1,624,835

Intangible Assets, net of accumulated amortization                                        861,750

Other Assets                                                                              299,000
                                                                                      -----------

Total Assets                                                                          $ 4,421,660
                                                                                      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable                                                              $   217,048
        Accrued liabilities                                                               531,765
        Deferred revenue                                                                     --
        Royalty payable                                                                   106,439
        Current portion of long-term debt                                               4,150,918
                                                                                      -----------
               Total Current Liabilities                                                5,006,170

Long-term Debt less current portion                                                          --

Stockholders' Equity (Deficit)
        Preferred stock - undesignated; authorized, 10,000,000 shares; issued
               and outstanding, none                                                         --
        Common stock, $.001 par value 100,000,000 shares authorized
               13,888,016 shares issued and outstanding                                    13,888
        Additional paid in capital                                                      6,268,490
        Retained earnings (deficit)                                                    (6,794,888)
        Related party receivable from stock purchase                                      (72,000)
                                                                                      -----------
Total Stockholders' Equity (Deficit)                                                     (584,510)
                                                                                      -----------
Total Liabilities and Stockholders' Equity (Deficit)                                  $ 4,421,660
                                                                                      ===========





            See accompanying summary of accounting policies and notes
                            to financial statements.


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                     Year ended
                                                                    September 30,
                                                            ----------------------------

                                                                 2003            2002
                                                            ------------    ------------

Revenue
        Correctional facility services                      $  1,321,423    $  2,012,787
        Commercial leasing                                       365,363         458,818
                                                            ------------    ------------
               Total Revenue                                   1,686,786       2,471,605

Operating Expenses
        Cost of correctional facility services                   610,021       1,102,370
        Cost of commercial leasing                               263,958         154,987
        General and administrative expense                       630,408         958,479
        Depreciation, depletion and amortization                 206,147         608,940
                                                            ------------    ------------
               Total Operating Expenses                        1,710,534       2,824,776
                                                            ------------    ------------

Operating Income (Loss)                                          (23,748)       (353,171)

Other (Expenses) Income
        Other income                                               8,104            --
        Interest income                                           (7,911)           --
        Gain on settlement                                        60,576            --
        Other expense                                            (27,234)         (8,008)
        Interest expense                                        (353,143)       (602,247)
                                                            ------------    ------------
               Total Other (Expense) Income                     (319,608)       (610,255)

(Loss) before Extraordinary Income                              (343,356)       (963,426)

Extraordinary Gain on Condemnation of commercial property      2,030,783            --
                                                            ------------    ------------

Net Income (Loss) before Income Tax                            1,687,427        (963,426)

Income Tax Benefit (Expense)                                        --              --
                                                            ------------    ------------

Net Income (Loss)                                           $  1,687,427    $   (963,426)
                                                            ============    ============

Net (Loss) per Share, Basic and Diluted                     $       0.12    $      (0.07)
                                                            ============    ============

Weighted average of number of shares outstanding              13,888,016      13,888,016
                                                            ============    ============





            See accompanying summary of accounting policies and notes
                            to financial statements.



                      SOONER HOLDINGS, INC. AND SUBSIDARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEAR ENDED SEPTEMBER 30, 2002 AND 2003




                                         Common stock                 Additional
                              -----------------------------------       paid-In
                                   Shares             Amount            capital
                              ----------------   ----------------   ----------------
Balance, September 30, 2001         13,888,016   $         13,888   $      6,268,490

Net loss                                  --                 --                 --
                              ----------------   ----------------   ----------------

Balance, September 30, 2002         13,888,016             13,888          6,268,490

Net Income                                --                 --                 --
                              ----------------   ----------------   ----------------
Balance, September 30, 2003         13,888,016   $         13,888   $      6,268,490
                              ================   ================   ================



                                                     Related             Total
                                Accumulated           party          Shareholders'
                                  Deficit           receivable      Equity (Deficit)
                              ----------------   ----------------   ----------------

Balance, September 30, 2001   $     (7,518,889)  $        (72,000)  $     (1,308,511)

Net loss                              (963,426)              --             (963,426)
                              ----------------   ----------------   ----------------

Balance, September 30, 2002         (8,482,315)           (72,000)        (2,271,937)

Net Income                           1,687,427               --            1,687,427
                              ----------------   ----------------   ----------------
Balance, September 30, 2003   $     (6,794,888)  $        (72,000)  $       (584,510)
                              ================   ================   ================


            See accompanying summary of accounting policies and notes
                            to financial statements.




                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year ended
                                                                          September 30,
                                                                    --------------------------
                                                                        2003           2002
                                                                    -----------    -----------

Cash Flows From Operating Activities
        Net (Loss)                                                  $ 1,687,427    $  (963,426)
        Adjustments to reconcile net loss to net cash provided by
        operating activities
               Depreciation, depletion and amortization                 206,147        608,940
               (Gain) Loss on disposal of property                   (2,030,783)        13,205
               Write off of loan origination fee                        100,771           --
               (Increase) Decrease in
                 Accounts receivable                                     (5,047)        96,404
                 Other current assets and other assets                  128,596        (79,210)
               Increase (Decrease) in
                 Accounts payable                                       100,080         20,360
                 Accrued liabilities                                    (84,785)       259,006
                 Deferred revenue                                       (24,900)         4,150
                 Royalties payable                                      106,439           --
                                                                    -----------    -----------
               Net Cash Flows From Operating Activities                 183,945        (40,571)

Cash Flows From Investing Activities
        Proceeds from sale of property                                4,276,463           --
        Increase (Decrease) in restricted cash                             --            2,553
        Purchase of property and equipment                                 --         (232,653)
        Loans made to related parties                                (1,273,810)          --
                                                                    -----------    -----------
               Net Cash Provided (Used) by Investing Activities       3,002,653       (230,100)

Cash Flows from Financing Activities
        Repayments of long term debt and royalty                     (3,064,850)      (410,081)
        Borrowings on notes payable                                        --          747,564
        Royalty payments                                                   --          (23,730)
                                                                    -----------    -----------
               Net Cash Provided (Used) by Financing Activities      (3,064,850)       313,753

Increase (Decrease) in Cash                                             121,748         43,082
Cash at Beginning of Year                                                57,730         14,648

                                                                    -----------    -----------
Cash at End of Year                                                 $   179,478    $    57,730
                                                                    ===========    ===========

Supplemental Information:
        Interest Paid in Cash                                       $    94,453    $   373,437
                                                                    ===========    ===========




            See accompanying summary of accounting policies and notes
                            to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2003 and 2002

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

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholder's deficit. Subsequent to September 30, 2003, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. The company's current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. Management intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. Management cannot predict to what extent the company might incur further operating losses through any business entity which may eventually be acquired. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

9.       Fair Value of Financial Instruments

         The Company estimates the fair value of its financial instruments based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. All of the Company's financial instruments are held for purposes other than trading. The Company believes that the carrying value of all of its financial instruments approximates fair value as of September 30, 2003 and 2002.

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

13.      Concentrations of Credit Risk

         The Company maintains cash balances and certificates of deposit at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, bank deposit accounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of September 30:

                                            Useful life                 2003
                                            -----------                 ----

     Land                                       -                   $  322,000
     Buildings and improvements               12-40                  1,421,164
     Machinery and equipment                   3-12                    111,105
     Vehicles                                   5                       35,980
                                                                    ----------
                                                                     1,890,249
          Less accumulated depreciation                                265,414
                                                                    ----------

                                                                    $1,624,835
                                                                    ==========

Depreciation expense totaled $157,458 and $206,185 for the years ended September 30, 2003 and 2002, respectively.

The Company was notified by the Oklahoma Department of Transportation ("ODOT") that Business Park's real property would be condemned as part of the re-routing of Interstate Highway 40. Management has met with ODOT's appraisers and received ODOT's settlement of $4,350,000 for the condemnation of the property in late July 2003. The condemnation resulted in an extraordinary gain of $2,030,783 for the year ended September 30, 2003 The Company is searching for replacement property to continue this line of business.

NOTE E - INTANGIBLE ASSETS

Intangible assets are comprised of the following as of September 30:

                                                                        2003
                                                                        ----

     Contract rights                                                $1,754,381
       Less accumulated amortization                                   892,631
                                                                    ----------

                                                                    $  861,750
                                                                    ==========

Amortization expense totaled $48,689 and $254,155 for the years ended September 30, 2003 and 2002.

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

During the year ended September 30 , 2003, the ACA Accreditation costs and organization costs of NDAC were determined to have no continuing value and were written off in the fourth quarter of fiscal 2003. These impairment losses are included in depreciation and amortization expense.

NOTE F - OTHER ASSETS

Other assets are comprised of the following as of September 30, 2003:


     Certificates of deposit                          $  299,000

NOTE G - NOTES PAYABLE

Notes payable consist of the following at September 30, 2003:

    Notes payable to related  parties,  interest
    at 10% per annum,  payable  on demand  after
    September 30, 2003; uncollateralized                              $  859,581

    Balloon  promissory  note payable to related
    party, 10% stated interest per annum,  terms
    modified September 2001; modified terms call
    for this note to be payable on demand  after
    September 30, 2003                                                   629,200

    Note  payable  to  bank,  interest  at 7.5%,
    principal  and  interest due April 20, 2003;
    collateralized  by a first mortgage on land,
    building   and   certificates   of  deposit,
    guaranteed by a related party                                        403,543

    Revolving  line of  credit  with  Bank  One,
    maximum  credit limit of $120,000,  interest
    payable  monthly at 1% over the bank's prime
    rate  (effective  rate 5.75% at December 31,
    2002),    principal    payable   May   2005;
    uncollateralized,  guaranteed  by a  related
    party                                                                119,695

    Note  payable  to  bank,  interest  at 8.5%,
    principal  and  interest  due  November  28,
    2002;  collateralized  by first  mortgage on
    real  estate;   subsequently   renewed  with
    maturity of November 28, 2003                                        705,444

    Note  payable  to  bank,   interest  payable
    monthly  at prime  plus 1%  (effective  rate
    5.25% at September 30, 2002), due August 25,
    2003;  collateralized  by second mortgage on
    real estate                                                           14,770

    Installment  note  payable  to  corporation,
    interest   at   8%;   due   May   8,   2017;
    collateralized by first mortgage on land and
    building                                                             985,357

    Note payable to bank, interest at prime plus
    1.75%  (effective rate 6.5% at September 30,
    2002), due September 1, 2003,  guaranteed by
    a related party.                                                     253,728

    Note payable to a related party, interest at
    8%, due January 1, 2005, uncollateralized                            115,000

    Advance from related party                                            64,600
                                                                      ----------

                                                                       4,150,918
      Less current portion                                             4,150,918
                                                                      ----------

                                                                      $        -
                                                                      ==========

Aggregate future maturities of notes payable at September 30, 2003 are as follows:

     Year ending September 30:

          2004                                   $4,150,918

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

                                                  Years ended September 30,
                                                     2003           2002
                                                     ----           ----
     Net income (loss)
       As reported                               $1,687,427     $(963,426)
       Pro forma                                 $1,687,427     $(963,426)

     Loss per share, basic and diluted
       As reported                                $     .12     $    (.07)
       Pro forma                                  $     .12     $    (.07)

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

A summary of the status of the Company's stock option plan as of September 30, 2003 and 2002 and changes during the years ended September 30, 2003 and 2002 are presented below.

                                           2003                   2002
                                               Weighted                Weighted
                                                average                 average
                                               exercise                exercise
                                    Shares       price       Shares      price
                                    ------       -----       ------      -----
     Outstanding at beginning
     of period                     600,000       $0.33      600,000      $0.33
     Granted                           -           -            -      $   -
     Exercised                         -           -            -      $   -
     Forfeited                    (600,000)        -            -      $   -
                                  --------                  -------
    Outstanding at end of
      period                           -           -        600,000      $0.33
                                  ========                  =======

    Options exercisable at
      Period end                       -           -        600,000      $0.33

    Weighted average fair
      value of options
      granted during the year        N/A                       N/A

NOTE J - INCOME TAXES

The Company's effective income tax rate differed from the federal statutory rate of 34% as follows for the periods ended September 30:

                                                        2003           2002
                                                        ----           ----
    Income taxes at federal statutory rate           $ 874,690     $(327,565)
    Change in valuation allowance, net of
      change in estimate of deferred tax
      liability                                       (982,307)      451,881
    State income taxes at statutory rate               107,617       (54,330)
    Effect of graduated rates                                -             -
    Revisions of prior year estimates                        -       (69,986)
                                                     ---------     ---------

        Total tax benefit                            $       -      $      -
                                                     =========      ========

Components of deferred taxes are as follows at June 30:

                                                        2003           2002
                                                        ----           ----
    Assets

      Property and equipment                         $        -     $    8,228
      Intangible assets                                       -        254,359
      Tax loss carryforward                           1,556,800      2,276,520
      Valuation allowance                            (1,551,116)    (2,533,423)
                                                     ----------     ----------

          Total assets                                    5,684          5,684

    Liabilities
      Royalty payable and accrued liabilities            (5,684)       (5,684)
                                                     ----------     ---------

          Total                                      $        -     $        -
                                                     ==========     ==========

The valuation allowance increased(decreased) $(982,307) and $451,881 for the years ended September 30, 2003 and 2002, respectively.

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

At September 30, 2003, the Company has net operating loss carryforwards for income tax purposes as follows:

               Expiration  date

                    2005                         $  345,000
                    2006                            390,000
                    2007                            256,000
                    2008                            707,000
                    2009                            244,000
                    2010                            358,000
                    2012                             29,000
                    2018                            280,000
                    2019                            371,000
                    2020                            520,000
                    2021                            998,000
                                                 ----------
                                                 $4,498,000

NOTE K - RELATED PARTY TRANSACTIONS

New Directions Centers of America LLC

As part of a business acquisition effective June 1, 1998, the Company issued a note payable to New Directions Centers of America LLC ("NDLLC") which is owned partially (24%) by the Company's president and chairman.

Related Party Notes Receivable

As of September 30, 2003, the Company had various notes receivable due from related parties in the amount of $1,273,810. The majority of this consisted of a loan to the Company's president and chairman in the amount of $1,263,301 with no repayment terms specified. The entire outstanding balance was paid back to the Company during the fourth quarter of 2004.

Related Party Obligations

The following table reflects amounts owed to related parties as of September 30:

                                                         2003
                                        ----------------------------------------
                                                            Accounts payable and
                                        Notes payable, net   accrued liabilities
                                        ------------------  --------------------


President and Chairman                     $   559,581              $143,506
Aztore Holdings, Inc.                          300,000                94,891
NDLLC                                          629,200                     -
Advances from related
  party                                         64,600                     -
                                           -----------              --------

Total related party
  liabilities                              $ 1,553,381              $238,397
                                           ===========              ========

In addition, at September 30, 2003, the president and chairman has personally guaranteed $776,966 of the Company's notes payable (see Note F).

NOTE L - COMMITMENTS AND CONTINGENCIES

On June 4, 2001, Talbot Investment Company was awarded a judgment against the Company of approximately $57,000 for payment of real estate and lease commissions from Business Park. The judgment amount plus interest was accrued during the fourth quarter of fiscal 2002. All matters were settled and satisfied through Journal Entry of Judgment entered and filed in Case Nos. CJ-2000-394-64 and CJ-2000-4926-64 on September 24, 2003.

The Company is involved in certain other administrative proceedings arising in the normal course of business. In the opinion of management, such matters will be resolved without material effect on the Company's results of operations or financial condition.

During July 2003 the Company was notified that the NDAC property was included in the area marked for improvement by the Oklahoma Capital Improvement Authority. The Company closed on this transaction in November 2003. Subsequent the sale of the NDAC property the Company exited correctional facility line of business.

NOTE M - SEGMENT INFORMATION

The Company  operates  in the  following  three  segments:  commercial  leasing,
correctional  facility  and   telecommunications.   Information  concerning  the
Company's business segments are as follows as of and for the:

                                                       Years ended
                                                      September 30,
                                                   2003         2002
                                                   ----         ----
Revenues
  Commercial leasing                           $  365,363   $  458,818
  Correctional facility                         1,321,423    2,012,787
                                               ----------   ----------

      Total                                    $1,686,786   $2,471,605
                                               ==========   ==========

Segment earnings (loss)
  Commercial leasing                           $1,944,406   $  (49,964)
  Correctional facility                        (1,082,878)    (549,010)
  Telecommunications                              (28,896)    (243,291)
  Corporate                                       (34,907)    (121,161)
                                               ----------   ----------

      Total                                    $  797,725   $ (963,426)
                                               ==========   ==========

Identifiable assets
  Commercial leasing                           $1,564,868   $2,888,344
  Correctional facility                         1,983,937    3,064,796
  Telecommunications                                    -       27,484
  Corporate                                         3,171      833,605
  Eliminations                                          -   (1,111,980)
                                               ----------    ---------

      Total                                    $3,551,976   $5,702,249
                                               ==========   ==========

Depreciation, amortization
 and impairment
  Commercial leasing                           $   76,874   $   81,364
  Correctional facility                           121,889      284,795
  Telecommunications                                6,522      241,921
  Corporate                                           862          860
                                               ----------   ----------

      Total                                    $  206,147   $  608,940
                                               ==========   ==========

Additions to long-lived
 Assets
  Commercial Leasing                           $        -   $    5,753
  Correctional facility                        $        -   $  226,900
                                               ----------   ----------

      Total                                    $        -   $  232,653
                                               ==========   ==========

Interest expense
  Commercial leasing                           $  165,106   $  219,295
  Correctional facility                           145,258      322,557
  Corporate                                        14,284       60,395
                                               ----------   ----------

      Total                                    $  324,648   $  602,247
                                               ==========   ==========

Identifiable assets are those assets used in the Company's operations in each area. Corporate loss includes general and administrative costs and corporate assets consist primarily of cash and other current assets.

NOTE N - SIGNIFICANT CUSTOMERS

The Company contracts with various governmental agencies to provide correctional services. The contracts generally specify for the Company to provide correctional services, including complete residential services. As of September 30, 2003 and 2002, the Company had one significant contract with the Oklahoma Department of Corrections. Compensation paid to the Company is based on a per-person, per-day basis. Revenues generated from this contract during 2002 and 2001 comprised 78% and 79% of total Company revenues, respectively. This contract is renewable annually.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On February 3, 2003 Grant Thornton LLP of Oklahoma City, the principal independent accountants of Sooner Holdings, Inc., resigned.

         The report of Grant Thornton LLP on the financial statements of Sooner for each of its fiscal years ended September 30, 2002 and 2001 contained no adverse opinions or disclaimers of opinion, and were not otherwise modified as to audit scope, or accounting principles. The reports of Grant Thornton LLP on the financial statements of Sooner for each of the past two years ended
September 30, 2002 and 2001 did, however, contain explanatory paragraphs describing an uncertainty about Sooner's ability to continue as a going concern.

         During the past two years and all interim periods prior to February 3, 2003 there were no disagreements between Sooner and Grant Thornton LLP, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Grant Thornton's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports for such periods.

         During the fiscal years ended September 30, 2002 and 2001 and all subsequent interim periods and to February 3, 2003, the date of resignation, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

         Sooner delivered a copy of this Form 8-K report to Grant Thornton LLP on February 5, 2003, and requested that Grant Thornton LLP furnish it with a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether or not Grant Thornton LLP agrees with the above statements. Attached to Form 8-K for 02-03-03 as Exhibit 16 is a copy of the letter of Grant Thornton LLP to the SEC dated February 5, 2003.

         On February 3, 2003, Sooner Holdings, Inc. engaged Murrell, Hall, McIntosh & Co., PLLP. of Oklahoma City, Oklahoma, as its new principal accountant to audit its consolidated financial statements. Sooner has not consulted with Murrell, Hall, McIntosh & Co., PLLP. on any items concerning the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on Sooner's financial statements, or the subject matter of a disagreement on reportable events with the former auditor (as described in Regulation 5-K Item 304(a)(2)).

ITEM 8A. CONTROLS AND PROCEDURES.

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

ITEM 8B. OTHER INFORMATION

         There is no information that was required to be disclosed on Form 8-K during the fourth quarter of 2003 that was not reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees.
--------------------------------------------------------

Directors of Sooner Holdings, Inc.

         Our current directors and their principal  occupation are listed below.
R.C. Cunningham III is the son of R.C. Cunningham II, the president and chairman. The ownership amount and percent represents shares of our common stock beneficially owned by each of them as of December 15, 2003:

                                                                               Ownership(1)
                              Director                                     -------------------
          Name          Age    Since      Principal Occupation               Amount    Percent
---------------------   ---   --------    ------------------------------   ---------   -------
R.C. Cunningham II      75    06/01/89    Chairman and President, Sooner   6,394,081     46.0
                                          Holdings, Inc.
Ron Alexander, Sr.(2)   60    12/31/99    Vice President, New Direction    1,442,000     10.4
                               (apptd     Acquisition Corp.
                              12/31/99)

R.C. Cunningham III     37    07/03/97    Vice President, Secretary and       72,129       *
                                          Chief Financial Officer, Sooner
                                          Holdings, Inc.

-------------------------
*        Less than 1%

(1) The amount and percent of ownership is based on the total shares of common stock outstanding of 16,888,016 shares as of December 15, 2003 less 3,000,000 shares returned to our company for cancellation but not yet cancelled.

(2) Includes 242,000 shares owned by C&R Investments, LLC ("CRI") of which Mr. Alexander is president and sole owner (see further discussion under "Relationship with C&R Investments" under Item 12 - Certain Relationships and Related Transactions).

Directors of the Subsidiaries.
                                                                        Director
      Name            Age        Principal Occupation       Subsidiary    Since
-------------------   ---   -----------------------------   ----------  --------
R.C. Cunningham II    75    Chairman and President,         CO Park     06/01/89
                            Sooner Holdings, Inc.           NDAC        09/04/97
R.C. Cunningham III   37    Vice President, Secretary and   CO Park     07/03/97
                            Chief Financial Officer,        NDAC        09/04/97
                            Sooner Holdings, Inc.

         Business Experience:

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

Executive Officers, Promoters and Control Persons.

         Our current executive officers as of September 30, 2003, or our subsidiaries and their positions held in our company or its subsidiaries are listed in the table below. Officers are appointed by the board. R.C. Cunningham III is the son of R.C. Cunningham II, the president and chairman.


     Name             Age                           Title                       Officer Since
-------------------   ---   --------------------------------------------------  -------------
R.C. Cunningham II     75   CEO and President, Sooner Holdings, Inc.              06/01/88*
                            CEO and President, Charlie O Business Park            03/15/91*
                              Incorporated
                            CEO and President, ND Acquisition                     09/04/97*
                              Corp.
                            Secretary, Sooner Communications, Inc.                04/26/00

Ron Alexander, Sr.     60   Vice President, ND Acquisition Corp.                  06/01/98

R.C. Cunningham III    37   Secretary, Sooner Holdings, Inc.                      07/03/97
                            Chief Financial Officer, Sooner Holdings, Inc.        03/31/98
                            Secretary and Treasurer, Charlie O Business Park      07/03/97
                              Incorporated
                            Secretary and Treasurer, ND Acquisition               09/04/97*
                              Corp.
                            Vice President,Sooner Holdings, Inc.                  07/01/00*

----------------------
*        Date of inception of the respective companies.

Audit Committee and Audit Committee Financial Expert

         Our directors serve as our audit committee. There is no audit committee financial expert serving on the audit committee. However, the audit committee has the authority to hire a financial expert any time it has the need for expert financial advice.

Code of Ethics

         We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics was filed as Exhibit 14 to Form 10-QSB 12-31-02.

Compliance With Section 16(a) of the Exchange Act.
--------------------------------------------------

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

         Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, we believe that during fiscal 2003 all the reporting persons complied with Section 16(a) filing requirements.


ITEM 10. EXECUTIVE COMPENSATION.

         The table below sets forth all compensation awarded to, earned by, or paid to our chief executive officer during the last three years and any other executive that earned compensation in excess of $100,000:

---------------------------------------------------------------------------------------------------------
                                                            Long Term
----------------------------------------------------------  Compensation
                         Annual Compensation                Awards                  Payouts
---------------------------------------------------------- ----------------------- ----------
                                                   Other                Securities
Name and                                           Annual   Restricted  Underlying             All Other
Principal                                          Compen-  Stock       Options/    LTIP       Compen-
Position               Year    Salary     Bonus    sation   Awards      SARS        Payouts    sation
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- -----------
R. C Cunningham, II,
CEO                    2003         $0        $0   $4,800           0           0          0       $4,800
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- ------------
                       2002         $0        $0   $4,800           0           0          0       $4,800
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- ------------
                       2001         $0        $0       $0           0           0          0           $0
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- ------------
Ronnie M. Alexander,
Director and VP, ND    2003   $120,000        $0       $0           0           0          0      $23,705
Acquisitions, Inc.
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- ------------
                       2002   $120,000        $0       $0           0           0          0      $23,705
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- ------------
                       2001   $120,000   $14,329       $0           0           0          0      $23,705
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- ------------

Stock Options. We have adopted a Year 2000 Stock Option Plan, the major provisions of which Plans are as follows:

         Options granted under the plans may be "employee incentive stock options" as defined under Section 422 of the Internal Revenue Code or non-qualified stock options, as determined by the option committee of the board of directors at the time of grant of an option. The plans enable the option committee of the board of directors to grant up to two million stock options to employees and consultants from time to time. Options of 300,000 shares exercisable at $0.333 had been granted to each of Melissa S. Fletcher and R.C. Cunningham III. The options expired June 21, 2003. There are no outstanding options.

         Employment Contracts.
         ---------------------

         We have no employment contracts.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows information as of December 15, 2003 with respect to each beneficial owner of more than five percent of our only voting stock and to each of the officers and directors of our company and as a group:

                                                                            % of
                                                     No. of Shares         Class
                                                     -------------         -----
R.C. Cunningham II (5)
1440 Glenbrook Drive
Oklahoma City, OK 73118                                  6,394,081         46.04

Michael S. Williams (2)
3710 East Kent Drive
Phoenix, AZ 85044                                        1,006,256          7.25

Lanny R. Lang (3)
3536 East Saltsage Drive
Phoenix, AZ 85044                                          729,183          5.25

R.C. Cunningham III (4)
6408 Boulevard View
Alexandria, VA 22307                                        72,129             *

Ron Alexander, Sr. (5)(6)(7)
2901 McGee Street
Norman, OK 73072                                         1,442,000         10.38

All officers and directors as a group (4 persons)
                                                         7,908,210         56.94
         --------------------
         *        Less than 1%

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

         (4)      An officer and director of Sooner Holdings, Inc.

         (5)      A director of Sooner Holdings, Inc.


         (6)      An officer of a subsidiary.

         (7)      Includes   242,000   shares  of  common  stock  owned  by  C&R
                  Investments  of which Mr.  Alexander is the President and sole owner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         We consider the following transactions to be significant of disclosure pursuant to Regulation 228.404 of Regulation S-B. Any references to Notes refer to the Notes to the Consolidated Financial Statements included in Item 7 of this Form 10-KSB.

Relationship with Aztore Holdings, Inc. (formerly ShareData Inc.)
-----------------------------------------------------------------

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

Relationship with R.C. Cunningham II
------------------------------------

         R.C. Cunningham II, our president and a director, has personally guaranteed all of our notes payable.

                                     PART IV

ITEM 13. EXHIBITS.

Number              Description                                                      Footnote
3.1 through 3.3     Articles of Incorporation Bylaws and amendments thereto
                                                                                        (1)

10.1 through 10.11  Material contracts                                                  (1)





10.12               Option Agreement by and between Sooner  Holdings,  Inc., New        (2)
                    Direction   Acquisition  Corp.,  New  Direction  Centers  of
                    America,  L.L.C., and Horizon Lodges of America,  Inc. dated
                    September 9, 1997

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

16                  Letter of February 5, 2003 of Grant  Thornton LLP.  agreeing        (5)
                    with  the  statements  made  in  this  Form  8-K  by  Sooner
                    Holdings,  Inc.,  concerning  Sooner's  change of  principal independent accountants.

19.1 through 19.6   Other agreements                                                    (6)

20.1                Audit Committee Charter                                             (6)

20.2                Compensation Committee Charter                                      (6)

20.3                Governance and Nominating Committee Charter                         (6)

20.4                Corporate Governance Principles                                     (6)

22.1                Subsidiaries of the registrant                                      (4)

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

         -------------------------


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

(3) Filed as an exhibit to our Form 10-KSB, filed April 20, 2000 (file no. 0-18344).

(4) Filed as an exhibit to our Form SB-2, filed September 29, 2000 (file no. 0-18344).

(5) Filed as an exhibit to our Form 8-K, filed February 7, 2003 (file no. 0-18344).

(6)      Filed as an Exhibit to our Form 10-QSB 12-31-02 (file no. 0-18344).


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Audit Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

                  Fiscal Year ended September 30, 2003                 $3,000
                  Fiscal Year ended September 30, 2002                 $  -0-

         Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended September 30, 2003                 $-0-
                  Fiscal Year ended September 30, 2002                 $-0-

         Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended September 30, 2003                 $-0-
                  Fiscal Year ended September 30, 2002                 $-0-

         All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended September 30, 2003                 $-0-
                  Fiscal Year ended September 30, 2002                 $-0-

         Pre-Approval of Audit and Non-Audit Services. The Audit Committee charter requires that the committee pre-approve all audit, review and attest services and non-audit services before such services are engaged.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 25, 2007           SOONER HOLDINGS, INC.



                               By /s/ R.C. Cunningham II
                                 -----------------------------------------------
                                 R.C. Cunningham II, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  July 25, 2007              /s/ R.C. Cunningham II
                                 -----------------------------------------------
                                 R.C. Cunningham II, Chairman of the Board,
                                 Chief Executive Officer, President and Director



Date:  July 25, 2007              /s/ R.C. Cunningham III
                                 -----------------------------------------------
                                 R.C. Cunningham III, Secretary, Chief Financial Officer and Director



Date:  July 25, 2007              /s/ Ronnie M. Alexander
                                 -----------------------------------------------
                                 Ronnie M. Alexander, Director


                              SOONER HOLDINGS, INC.
                           Commission File No. 0-18344

                                  EXHIBIT INDEX

                                   Form 10-KSB
                       For the Fiscal Year Ended 09-30-03

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

Number              Description                                                      Footnote
3.1 through 3.3     Articles of Incorporation Bylaws and amendments thereto
                                                                                        (1)

10.1 through 10.11  Material contracts                                                  (1)

10.12               Option Agreement by and between Sooner  Holdings,  Inc., New        (2)
                    Direction   Acquisition  Corp.,  New  Direction  Centers  of
                    America,  L.L.C., and Horizon Lodges of America,  Inc. dated
                    September 9, 1997

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

16                  Letter of February 5, 2003 of Grant  Thornton LLP.  agreeing        (5)
                    with  the  statements  made  in  this  Form  8-K  by  Sooner
                    Holdings,  Inc.,  concerning  Sooner's  change of  principal independent accountants.





19.1 through 19.6   Other agreements                                                    (6)

20.1                Audit Committee Charter                                             (6)

20.2                Compensation Committee Charter                                      (6)

20.3                Governance and Nominating Committee Charter                         (6)

20.4                Corporate Governance Principles                                     (6)

22.1                Subsidiaries of the registrant                                      (4)

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

         -------------------------
(1) Incorporated by reference to our Form 10-KSB for the year ended December 31, 1995 (file no. 0-18344).

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