Form 10KSB/A
period 2003-09-30
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT
                        OF 1934 For the fiscal year ended
                               September 30, 2003



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




Date:  July 25, 2007
                                 -----------------------------------------------
                                 Ronnie M. Alexander, Director


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