Form 10QSB
period 2003-12-31
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003

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


                          921 NW 63rd Street, Suite 100
                             Oklahoma City, OK 73116
                                 (405) 848-7575
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of February 11, 2004, there were 13,888,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            16

Item 3.  Controls and Procedures                                              17

PART II - Other Information                                                   17

Item 1.  Legal Proceedings                                                    17

Item 2.  Unregistered Sales of Equity Securities                              17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 6.  Exhibits                                                             18

SIGNATURES                                                                    19

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
                                                                            Page
                                                                            ----

Consolidated Balance Sheet as of December 31, 2003 (Unaudited)                 4
Consolidated Statements of Operations
          for the Three Months Ended December 31, 2003 and 2002 (Unaudited) 5 Statements of Cash Flows
          for the Three Months Ended December 31, 2003 and 2002 (Unaudited)    6
Notes to Unaudited Financial Statements                                        7


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2003
                                   (Unaudited)


                                     ASSETS

Current Assets
        Cash and cash equivalents                                                 $ 194,192
        Accounts receivable - trade                                                 185,553
        Notes receivable - related party                                          2,004,180
                                                                                ------------
               Total Current Assets                                               2,383,925

Property and Equipment, net of accumulated depreciation                               6,461
                                                                                ------------

Total Assets                                                                    $ 2,390,386
                                                                                ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable                                                          $ 227,023
        Accrued liabilities                                                         538,261
        Royalty payable                                                             106,439
        Current portion of long-term debt                                         1,446,598
                                                                                ------------
               Total Current Liabilities                                          2,318,321

Long-term Debt less current portion                                                       -

Stockholders' Equity (Deficit)
        Preferred stock - undesignated; authorized, 10,000,000 shares; issued
               and outstanding, none                                                      -
        Common stock, $.001 par value 100,000,000 shares authorized
               13,888,016 shares issued and outstanding                              13,888
        Additional paid in capital                                                6,268,490
        Retained earnings (deficit)                                              (6,138,313)
        Related party receivable from stock purchase                                (72,000)
                                                                                ------------
Total Stockholders' Equity (Deficit)                                                 72,065
                                                                                ------------
Total Liabilities and Stockholders' Equity (Deficit)                            $ 2,390,386
                                                                                ============





          See accompanying summary of accounting policies and notes to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended
                                                          December 31,
                                                          ------------
                                                         2003            2002
                                                   ------------    ------------
Revenue
        Correctional facility services             $       --      $    395,321
        Commercial leasing                                 --           114,957
                                                   ------------    ------------
               Total Revenue                               --           510,278

Operating Expenses
        Cost of correctional facility services             --           203,724
        Cost of commercial leasing                       82,221          35,630
        General and administrative expense               41,166         221,536
        Depreciation, depletion and amortization           --            88,427
                                                   ------------    ------------
               Total Operating Expenses                 123,387         549,317
                                                   ------------    ------------

Operating Income (Loss)                                (123,387)        (39,039)

Other (Expenses) Income
        Other income                                       --            12,470
        Interest income                                     199           2,412
        Other expense                                      --            (6,635)
        Interest expense                                (25,175)       (167,044)
                                                   ------------    ------------
               Total Other (Expense) Income             (24,976)       (158,797)

Net (Loss) Before Extraordinary Income                 (148,363)       (197,836)

Extraordinary Gain on sale of property                  804,937            --
                                                   ------------    ------------

                                                   ------------    ------------
Net Income (Loss)                                  $    656,574    $   (197,836)
                                                   ============    ============

Net Income (Loss) per Share, Basic and Diluted     $       0.05    $      (0.02)
                                                   ============    ============

Weighted average of number of shares outstanding     13,888,016      13,888,016
                                                   ============    ============






           See accompanying summary ofaccounting policies and notes to financial statements.


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three months ended
                                                                                   December 31,
                                                                                   ------------
                                                                                2003          2002
                                                                           -----------    -----------

Cash Flows From Operating Activities
        Net (Loss)                                                         $   656,574    $  (197,836)
        Adjustments to reconcile net loss to net cash provided by
        operating activities
               Depreciation, depletion and amortization                           --           88,427
               (Gain) Loss on disposal of property                            (716,387)         6,635
               (Increase) Decrease in
                 Accounts receivable                                            (3,619)      (133,942)
                 Other current assets and other assets                             853         20,496
               Increase (Decrease) in
                 Accounts payable                                                9,975        196,841
                 Accrued liabilities                                             6,496         14,314
                                                                           -----------    -----------
               Net Cash Flows Provided by (Used in) Operating Activities       (46,108)        (5,065)

Cash Flows From Investing Activities
        Proceeds from sale of property                                       3,196,512           --
        Proceeds from settlement deposit                                       299,000           --
        Loans made to related party                                           (730,370)          --
                                                                           -----------    -----------
               Net Cash Provided (Used) by Investing Activities              2,765,142           --

Cash Flows from Financing Activities
        Repayments of long term debt and royalty                            (2,704,320)       (14,700)
                                                                           -----------    -----------
               Net Cash Provided (Used) by Financing Activities             (2,704,320)       (14,700)

Increase (Decrease) in Cash                                                     14,714        (19,765)
Cash at Beginning of Year                                                      179,478         57,730
                                                                           -----------    -----------
Cash at End of Year                                                        $   194,192    $    37,965
                                                                           ===========    ===========

Supplemental Information:
        Interest Paid in Cash                                              $    23,048    $    94,453
                                                                           ===========    ===========










           See accompanying summary of accountingpolicies and notes to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 and 2002

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

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholder's deficit. Subsequent to December 31, 2003, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. The company's current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. Management intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. Management cannot predict to what extent the company might incur further operating losses through any business entity which may eventually be acquired. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

     SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for derivative instruments and hedging activities".

     SFAS No. 150 "Accounting for certain financial instruments with characteristics of both liabilities and equity". This statement establishes standards how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

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


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of December 31, 2003:

                                            Useful life
     Machinery and equipment                   3-12                   $ 11,465

          Less accumulated depreciation                                  5,004
                                                                      --------

                                                                      $  6,461
                                                                      ========

Depreciation expense totaled $39,738 for the three months ended December 31, 2002.

The Company was notified by the Oklahoma Department of Transportation ("ODOT") that Business Park's real property would be condemned as part of the re-routing of Interstate Highway 40. Management has met with ODOT's appraisers and received ODOT's settlement of $4,350,000 for the condemnation of the property in late July 2003. The condemnation resulted in an extraordinary gain of $2,030,783 for the year ended September 30, 2003.

During July 2003 the Company was notified that the NDAC property was included in the area marked for improvement by the Oklahoma Capital Improvement Authority.

The Company closed on this transaction in November 2003. The Company received $2,300,000 from the sale of the NDAC property to the Oklahoma Capital Improvement Authority resulting in an extraordinary gain of $804,937.

NOTE E - INTANGIBLE ASSETS

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

During the year ended September 30, 2003, the ACA Accreditation costs and organization costs of NDAC were determined to have no continuing value and were written off in the fourth quarter of fiscal 2003. These impairment losses were included in depreciation and amortization expense.

NOTE F - NOTES PAYABLE

Notes payable consist of the following at December 31, 2003:


   Notes   payable  to   related   parties,
   interest  at 10% per  annum,  payable on
   demand   after   September   30,   2003;
   uncollateralized                                                   $  817,398

   Balloon   promissory   note  payable  to
   related party,  10% stated  interest per
   annum,  terms modified  September  2001;
   modified  terms call for this note to be
   payable on demand  after  September  30,
   2003                                                                  629,200
                                                                      ----------

                                                                       1,446,598
      Less current portion                                             1,446,598
                                                                      ----------

                                                                      $        -
                                                                      ==========

Aggregate future maturities of notes payable at December 31, 2003 are as follows:

     Year ending September 30, 2004                                 $1,485,659

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

NOTE H - STOCKHOLDERS' EQUITY (DEFICIT)

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

                                                Three months ended December 31,
                                                     2003           2002
                                                     ----           ----
     Net income (loss)
       As reported                               $656,574      $(197,836)
       Pro forma                                 $656,574      $(197,836)

     Loss per share, basic and diluted
       As reported                                $     .05      $    (.02)
       Pro forma                                  $     .05      $    (.02)

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

A summary of the status of the Company's stock option plan as of December 31, 2003 and 2002 and changes during the three months ended December 31, 2003 and 2002 are presented below.

                                           2003                   2002
                                               Weighted                Weighted
                                                average                 average
                                               exercise                exercise
                                    Shares       price       Shares      price
                                    ------       -----       ------      -----
     Outstanding at beginning
     of period                         -           -        600,000      $0.33
     Granted                           -           -            -      $   -
     Exercised                         -           -            -      $   -
     Forfeited                         -           -            -      $   -
                                  --------                  -------
    Outstanding at end of
      period                           -           -        600,000      $0.33
                                  ========                  =======

    Options exercisable at
      Period end                       -           -        600,000      $0.33

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

Components of deferred taxes are as follows at December 31:

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

NOTE J - RELATED PARTY TRANSACTIONS

New Directions Centers of America LLC

As part of a business acquisition effective June 1, 1998, the Company issued a note payable to New Directions Centers of America LLC ("NDLLC") which is owned partially (24%) by the Company's president and chairman.

Related Party Notes Receivable

As of December 31, 2003, the Company had various notes receivable due from related parties in the amount of $2,004,180. The majority of this consisted of loans to the Company's president and chairman in the amount of $1,870,546 with no repayment terms specified. The entire outstanding balance was paid back to the Company during the fourth quarter of 2004.

Related Party Obligations

The following table reflects amounts owed to related parties as of December 31:

                                                       2003
                                 ----------------------------------------
                                                     Accounts payable and
                                 Notes payable, net   accrued liabilities
                                 ------------------  --------------------
President and Chairman                 $   556,459              $441,823
Aztore Holdings, Inc.                      300,000                94,891
NDLLC                                      629,200                     -
                                       -----------              --------

Total related party
  liabilities                          $ 1,485,659              $536,714
                                       ===========              ========


NOTE K - COMMITMENTS AND CONTINGENCIES

The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of management, such matters will be resolved without material effect on the Company's results of operations or financial condition.



Item 2. Management's Discussion and Analysis or Plan of Operation

We were notified by the Oklahoma Department of Transportation ("ODOT") that our Business Park's real property would be condemned as part of the re-routing of Interstate Highway 40. Our management met with ODOT's appraisers and received ODOT's settlement of $4,350,000 for the condemnation of the property in late July 2003. The condemnation resulted in an extraordinary gain of $2,030,783 for the year ended September 30, 2003. We are searching for replacement property to continue this line of business.

During July 2003 we were notified that the NDAC property was included in the area marked for improvement by the Oklahoma Capital Improvement Authority. We closed on this transaction in November 2003. We received $2,300,000 from the sale of the NDAC property to the Oklahoma Capital Improvement Authority resulting in an extraordinary gain of $1,666,686.

We are out of business. We are paying our debts and, as stated above, searching for replacement property to enable us to continue our commercial leasing (business park) line of business. Most of our commercial leasing tenants have stated that they will relocate with us if we obtain suitable space in the very near future. We have no present prospects of finding such space.

     Net Income (Loss)

Our net income (loss) for the three-month periods ended December 31, 2003 and 2002, is as follows:

                                                  Three Months Ended
                                                     December 31,
                                                     ------------
                                                                      Percentage
                                                                        Increase
                                          2003           2002        (Decrease)
                                          ----           ----        ----------
          Net income (loss)              $656,574     $(197,836)        431%
          Income (loss) per share        $0.05          $(0.02)         350%

The increase in net income is due to an extraordinary gain of $804,937 on the sale of our property used in our correctional facility line of business.

Liquidity and Capital Resources

During the fiscal quarter ended December 31, 2003 we sold our correctional facility in condemnation proceedings for $2,300,000 for a gain of $804,937. These funds, together with $4,350,000 received the previous fiscal quarter in the condemnation proceedings of our commercial leasing business park, enabled us to commence an orderly payment of all debt of the company.

In this regard, we have reduced our notes payable from $4,150,918 on September 30, 2003 to $1,485,659 and we have reduced to $536,714 our September 30, 2003 $765,285 in accounts payable and accrued liabilities that is owed to related parties and is payable on demand. We have current assets of $2,383,925 which will cover the $2,318,321 total liabilities of the company.

While our president, R.C. Cunningham II, stands ready as ever to provide any needed capital to the company, we anticipate no further need of additional capital during the next 12 months unless we locate a suitable facility in the near future from which we could recommence our commercial leasing line of business.

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
                    dated September 9, 1997                               (2)

10.13               Purchase  and Sale  Agreement  dated  May 7,
                    1998                                                  (2)

10.15               Promissory  Note  between  Sooner  Holdings,
                    Inc.  and  Bulldog  Investment  Company,  an
                    Arizona limited liability company                     (3)

10.16               Promissory  Note  between  Sooner  Holdings,
                    Inc. and Aztore  Holdings,  Inc., an Arizona
                    corporation                                           (3)

10.17               Agreement Re: Debt  Cancellation and Release
                    of Liability  dated November 1, 1999 between
                    Sooner Holdings,  Inc.,  Bulldog  Investment
                    Company, LLC, and Aztore Holdings, Inc.               (3)

14                  Code of Ethics for CEO and Senior  Financial
                    Officers                                              (6)

16                  Letter of February 5, 2003 of Grant Thornton
                    LLP.  agreeing with the  statements  made in
                    this  Form  8-K by  Sooner  Holdings,  Inc.,
                    concerning   Sooner's  change  of  principal
                    independent accountants.                              (5)

19.1 thru 19.6      Other agreements                                      (1)

20.1                Audit Committee Charter                               (6)

20.2                Compensation Committee Charter                        (6)

20.3                Governance and Nominating  Committee Charter          (6)

20.4                Corporate Governance Principles                       (6)

22.1                Subsidiaries of the registrant                        (4)

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

Dated:  July 25, 2007
                                                      SOONER HOLDINGS, INC.



                                                      By /s/ R.C. Cunningham II
                                                        ------------------------
                                                        R.C. Cunningham II Chief
                                                        Executive Officer