Form 10QSB
period 2004-03-31
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of May 11, 2004, there were 13,888,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                              3

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis or Plan of Operation          16

Item 3.  Controls and Procedures                                            17

PART II - Other Information                                                 17

Item 1.  Legal Proceedings                                                  17

Item 2.  Unregistered Sales of Equity Securities                            18

Item 3.  Defaults Upon Senior Securities                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 6.  Exhibits                                                           18

SIGNATURES                                                                  19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                                                            Page
                                                                            ----

Consolidated Balance Sheet as of March 31, 2004 (Unaudited)                 4
Consolidated Statements of Operations (Unaudited)
   for the Three Months Ended March 31, 2004 and 2003 and
   for the Six Months Ended March 31, 2004 and 2003                         5
Consolidated Statements of Cash Flows Six Months Ended
   March 31, 2004 and 2003 (Unaudited)                                      6
Notes to Unaudited Financial Statements                                     7


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (Unaudited)


                                     ASSETS

Current Assets
        Cash and cash equivalents                                               $   122,068
        Accounts receivable - trade                                                 200,553
        Notes receivable - related party                                          2,024,452
                                                                                -----------
               Total Current Assets                                               2,347,073

Property and Equipment, net of accumulated depreciation                               6,461
                                                                                -----------

Total Assets                                                                    $ 2,353,534
                                                                                ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable                                                        $   225,777
        Accrued liabilities                                                         538,260
        Royalty payable                                                             106,439
        Current portion of long-term debt                                         1,446,598
                                                                                -----------
               Total Current Liabilities                                          2,317,074

Long-term Debt less current portion                                                    --

Stockholders' Equity (Deficit)
        Preferred stock - undesignated; authorized, 10,000,000 shares; issued
               and outstanding, none                                                   --
        Common stock, $.001 par value 100,000,000 shares authorized
               13,888,016 shares issued and outstanding                              13,888
        Additional paid in capital                                                6,268,490
        Retained earnings (deficit)                                              (6,173,918)
        Related party receivable from stock purchase                                (72,000)
                                                                                -----------
Total Stockholders' Equity (Deficit)                                                 36,460
                                                                                -----------
Total Liabilities and Stockholders' Equity (Deficit)                            $ 2,353,534
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


                                                                    SOONER HOLDINGS, INC. AND SUBSIDIARIES
                                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                  (Unaudited)


                                                          Three months ended              Six months ended
                                                              March 31,                       March 31,
                                                   ---------------------------     ----------------------------
                                                        2004            2003            2004            2003
                                                   ------------    ------------    ------------    ------------

Revenue
        Correctional facility services             $       --      $    540,699    $       --      $    936,020
        Commercial leasing                                 --           113,463            --           228,420
                                                   ------------    ------------    ------------    ------------
               Total Revenue                               --           654,162            --         1,164,440

Operating Expenses
        Cost of correctional facility services             --           216,801            --           420,525
        Cost of commercial leasing                       36,550           1,826         118,770          37,455
        General and administrative expense                   22         161,774          41,188         383,310
        Depreciation, depletion and amortization           --            39,024            --           127,451
                                                   ------------    ------------    ------------    ------------
               Total Operating Expenses                  36,572         419,425         159,958         968,741
                                                   ------------    ------------    ------------    ------------

Operating Income (Loss)                                 (36,572)        234,737        (159,958)        195,699

Other (Expenses) Income
        Other income                                        800          (6,566)            800           5,904
        Interest income                                     167           2,397             366           4,809
        Gain on settlement                                 --            60,576            --            60,576
        Other expense                                      --           (20,599)           --           (27,234)
        Interest expense                                   --           (99,104)        (25,175)       (266,148)
                                                   ------------    ------------    ------------    ------------
               Total Other (Expense) Income                 967         (63,296)        (24,009)       (222,093)

Net (Loss) Before Extraordinary Income                  (35,605)        171,441        (183,967)        (26,394)

Extraordinary Gain on sale of property                     --              --           804,937            --
                                                   ------------    ------------    ------------    ------------

                                                   ------------    ------------    ------------    ------------
Net Income (Loss)                                  $    (35,605)   $    171,441    $    620,970    $    (26,394)
                                                   ============    ============    ============    ============

Net Income (Loss) per Share, Basic and Diluted     $      (0.00)   $       0.01    $       0.05    $      (0.02)
                                                   ============    ============    ============    ============

Weighted average of number of shares outstanding     13,888,016      13,888,016      13,888,016      13,888,016
                                                   ============    ============    ============    ============






                     See accompanying summary of accounting
                  policies and notes to financial statements.


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Six months ended
                                                                                   March 31,

                                                                                2004          2003
                                                                           -----------    -----------

Cash Flows From Operating Activities
        Net (Loss)                                                         $   620,970    $   (26,394)
        Adjustments to reconcile net loss to net cash provided by
        operating activities
               Depreciation, depletion and amortization                           --          127,451
               (Gain) Loss on disposal of property                            (804,937)        27,233
               (Increase) Decrease in
                 Accounts receivable                                           (18,619)      (141,259)
               Other current assets and other assets                               853         (3,417)
               Increase (Decrease) in
                 Accounts payable                                                8,727        214,169
                 Accrued liabilities                                             6,496        (36,807)
                 Deferred revenue                                                 --             (925)
                                                                           -----------    -----------
               Net Cash Flows Provided by (Used in) Operating Activities      (186,510)       160,051

Cash Flows From Investing Activities
        Proceeds from sale of property                                       3,285,062           --
        Proceeds from settlement deposit                                       299,000           --
        Loans made to related party                                           (750,642)          --
                                                                           -----------    -----------
               Net Cash Provided (Used) by Investing Activities              2,833,420           --


Cash Flows from Financing Activities
        Repayments of long term debt and royalty                            (2,704,320)       (53,753)
                                                                           -----------    -----------
               Net Cash Provided (Used) by Financing Activities             (2,704,320)       (53,753)

Increase (Decrease) in Cash                                                    (57,410)       106,298
Cash at Beginning of Year                                                      179,478         57,730

                                                                           -----------    -----------
Cash at End of Year                                                        $   122,068    $   164,028
                                                                           ===========    ===========

Supplemental Information:
        Interest Paid in Cash                                              $    23,048    $    94,453
                                                                           ===========    ===========










                 See accompanying summary of accounting policies
                       and notes to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          MARCH 31, 2004 and 2003

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

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholder's deficit. Subsequent to March 31, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. The company's current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. Management intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. Management cannot predict to what extent the company might incur further operating losses through any business entity which may eventually be acquired. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

9.       Fair Value of Financial Instruments

         The Company estimates the fair value of its financial instruments based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. All of the Company's financial instruments are held for purposes other than trading. The Company believes that the carrying value of all of its financial instruments approximates fair value as of March 31, 2004 and 2003.

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

Property and equipment are comprised of the following as of March 31, 2004:

                                            Useful life
     Machinery and equipment                   3-12                   $ 11,465

          Less accumulated depreciation                                  5,004
                                                                      --------

                                                                      $  6,461
                                                                      ========

Depreciation expense totaled $42,255 for the six months ended March 31, 2003.

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

NOTE F - NOTES PAYABLE

Notes payable consist of the following at March 31, 2004:

     Notes   payable  to   related   parties,
     interest  at 10% per  annum,  payable on
     demand   after   September   30,   2003;
     uncollateralized                                                 $  817,398

     Balloon   promissory   note  payable  to
     related party,  10% stated  interest per
     annum,  terms modified  September  2001;
     modified  terms call for this note to be
     payable on demand  after  September  30,
     2003                                                                629,200
                                                                      ----------

                                                                       1,446,598
      Less current portion                                             1,446,598
                                                                      ----------

                                                                      $        -
                                                                      ==========

Aggregate future maturities of notes payable at March 31, 2004 are as follows:

     Year ending September 30, 2004                                 $1,446,598

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

NOTE H - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of March 31, 2004.

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

                                                 Six months ended March 31,
                                                     2004           2003
                                                     ----           ----
     Net income (loss)
       As reported                               $620,970      $ (26,394)
       Pro forma                                 $620,970      $ (26,394)

     Loss per share, basic and diluted
       As reported                                $     .05      $    (.02)
       Pro forma                                  $     .05      $    (.02)

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

A summary of the status of the Company's stock option plan as of March 31, 2004 and 2003 and changes during the six months ended March 31, 2004 and 2003 are presented below.

                                           2004                   2003
                                               Weighted                Weighted
                                                average                 average
                                               exercise                exercise
                                    Shares       price       Shares      price
                                   --------    --------     --------   --------
     Outstanding at beginning
     of period                         -           -        600,000      $0.33
     Granted                           -           -            -      $   -
     Exercised                         -           -            -      $   -
     Forfeited                         -           -            -      $   -
                                  --------                  -------
    Outstanding at end of
      period                           -           -        600,000      $0.33
                                   =======                  =======

    Options exercisable at
      Period end                       -           -        600,000      $0.33

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

Related Party Notes Receivable

As of March 31, 2004, the Company had various notes receivable due from related parties in the amount of $2,024,452. The majority of this consisted of loans to the Company's president and chairman in the amount of $1,890,546 with no repayment terms specified. The entire outstanding balance was paid back to the Company during the fourth quarter of 2004.

Related Party Obligations

The following table reflects amounts owed to related parties as of March 31:

                                                        2004
                                 ----------------------------------------
                                                     Accounts payable and
                                 Notes payable, net   accrued liabilities
                                 ------------------  --------------------
President and Chairman                 $   517,398              $441,823
Aztore Holdings, Inc.                      300,000                94,891
NDLLC                                      629,200                     -
                                       -----------              --------

Total related party
  liabilities                          $ 1,485,659              $536,714
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

Item 2.           Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for period ended March 31, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

         We are out of business. We are paying our debts and, as stated above, searching for replacement property to enable us to continue our commercial leasing (business park) line of business. We have been unable to locate a suitable facility to recommence our commercial leasing line of work, and time has run on the ability of our former tenants to wait to see if we could do so.

Plan of Operations for the Next Twelve Months

         Our current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

         While pursuing such activities, we will pay off all company debt in an orderly fashion.

         We propose to carry out our plan of business as discussed above. We cannot predict to what extent we might incur further operating losses through any business entity which we may eventually acquire.

         For the current fiscal year, we anticipate incurring a loss as a result of legal and accounting expenses and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, the company will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

         In this regard, we have reduced our notes payable from $4,150,918 on September 30, 2003 to $1,446,598 and $536,714 of the $764,037 accounts payable and accrued liabilities that is owed to related parties is payable on demand. We have current assets of $2,347,073 which will cover the $2,317,074 total liabilities of the company.

         While our president, R.C. Cunningham II, stands ready as ever to provide any needed capital to the company, we anticipate no further need of additional capital during the next 12 months.

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