Form 10QSB
period 2004-06-30
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of August 11, 2004, there were 13,888,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
                                                                            Page
                                                                            ----

Consolidated Balance Sheet as of June 30, 2004 (Unaudited)                     4
Consolidated Statements of Operations (Unaudited)
         For the Three Months Ended June 30, 2004 and 2003 and
         For the Nine Months Ended June 30, 2004 and 2003                      5
Statements of Cash Flows
         For the Nine Months Ended June 30, 2004 and 2003 (Unaudited)          6
Notes to Unaudited Financial Statements                                        7


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2004
                                   (Unaudited)


                                     ASSETS

Current Assets
        Cash and cash equivalents                                               $    22,548
        Accounts receivable - trade                                                 200,552
        Notes receivable - related party                                          2,079,452
                                                                                -----------
               Total Current Assets                                               2,302,552

Property and Equipment, net of accumulated depreciation                               9,200
                                                                                -----------


Total Assets                                                                    $ 2,311,752
                                                                                ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable                                                        $   227,373
        Accrued liabilities                                                         538,261
        Deferred revenue                                                               --
        Royalty payable                                                             106,439
        Current portion of long-term debt and royalty payable                     1,485,659
                                                                                -----------
               Total Current Liabilities                                          2,357,732

Long-term Debt less current portion                                                    --

Stockholders' Equity (Deficit)
        Preferred stock - undesignated; authorized, 10,000,000 shares; issued
               and outstanding, none                                                   --
        Common stock, $.001 par value 100,000,000 shares authorized
               13,888,016 shares issued and outstanding                              13,888
        Additional paid in capital                                                6,268,490
        Retained earnings (deficit)                                              (6,256,358)
        Related party receivable from stock purchase                                (72,000)
                                                                                -----------
Total Stockholders' Equity (Deficit)                                                (45,980)
                                                                                -----------
Total Liabilities and Stockholders' Equity (Deficit)                            $ 2,311,752
                                                                                ===========









                     See accompanying summary of accounting
                  policies and notes to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three months ending              Nine months ending
                                                              June 30,                        June 30,
                                                   ----------------------------  ------------------------------

                                                        2004             2003            2004          2003
                                                   ------------    ------------    ------------    ------------

Revenue
        Correctional facility services             $       --      $    257,170    $       --      $  1,193,190
        Commercial leasing                               (1,000)        105,103          (1,000)        333,523
                                                   ------------    ------------    ------------    ------------
               Total Revenue                             (1,000)        362,273          (1,000)      1,526,713

Operating Expenses
        Cost of correctional facility services             --           201,760            --           622,285
        Cost of commercial leasing                       65,579          88,946         184,349          65,825
        General and administrative expense                   55         164,936          41,243         548,246
        Depreciation, depletion and amortization           --            39,025            --           166,476
                                                   ------------    ------------    ------------    ------------
               Total Operating Expenses                  65,634         494,667         225,592       1,402,832
                                                   ------------    ------------    ------------    ------------

Operating Income (Loss)                                 (66,634)       (132,394)       (226,592)        123,881

Other (Expenses) Income
        Other income                                       --             1,650             800           7,554
        Interest income                                     394         (16,161)            760         (11,352)
        Gain on settlement                                 --                                            60,576
        Other expense                                   (16,200)           --           (16,200)        (27,234)
        Interest expense                                   --           (40,811)        (25,175)       (306,959)
                                                   ------------    ------------    ------------    ------------
               Total Other (Expense) Income             (15,806)        (55,322)        (39,815)       (277,415)

Net (Loss) Before Extraordinary Income                  (82,440)       (187,716)       (266,407)       (153,534)

Extraordinary Gain on sale of property                     --              --           804,937            --
                                                   ------------    ------------    ------------    ------------

                                                   ------------    ------------    ------------    ------------
Net Income (Loss)                                  $    (82,440)   $   (187,716)   $    538,530    $   (153,534)
                                                   ============    ============    ============    ============

Net Income (Loss) per Share, Basic and Diluted     $      (0.01)   $      (0.01)   $       0.04    $      (0.02)
                                                   ============    ============    ============    ============

Weighted average of number of shares outstanding     13,888,016      13,888,016      13,888,016      13,888,016
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


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine months ended
                                                                                  June 30,
                                                                        --------------------------
                                                                            2004           2003
                                                                        -----------    -----------

Cash Flows From Operating Activities
        Net (Loss)                                                      $   538,530    $  (153,534)
        Adjustments to reconcile net loss to net cash provided by
        operating activities
               Depreciation, depletion and amortization                        --          166,476
               (Gain) Loss on disposal of property                         (804,937)        27,233
               (Increase) Decrease in
                 Accounts receivable                                        (18,618)        (8,689)
               Other current assets and other assets                            853         (8,985)
               Increase (Decrease) in
                 Accounts payable                                            10,326        173,369
                 Accrued liabilities                                          6,496        (36,381)
                 Deferred revenue                                              --             (925)
                                                                        -----------    -----------
               Net Cash Flows Provided (Used) by Operating Activities      (267,350)       158,564

Cash Flows From Investing Activities
        Proceeds from sale of property                                    3,282,321           --
        Proceeds from settlement deposit                                    299,000           --
        Loans to related party                                             (805,642)          --
                                                                        -----------    -----------
               Net Cash Provided (Used) by Investing Activities           2,775,679           --

Cash Flows from Financing Activities
        Repayments of long term debt and royalty                         (2,665,259)      (108,358)
                                                                        -----------    -----------
               Net Cash Provided (Used) by Financing Activities          (2,665,259)      (108,358)

Increase (Decrease) in Cash                                                (156,930)        50,206
Cash at Beginning of Year                                                   179,478         57,730
                                                                                       -----------
                                                                        -----------    -----------
Cash at End of Year                                                     $    22,548    $   107,936
                                                                        ===========    ===========

Supplemental Information:
        Interest Paid in Cash                                              $ 25,174    $    94,453
                                                                        ===========    ===========










                     See accompanying summary of accounting
                  policies and notes to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2004 and 2003

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

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholder's deficit. Subsequent to June 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. The company's current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. Management intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. Management cannot predict to what extent the company might incur further operating losses through any business entity which may eventually be acquired. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

9.   Fair Value of Financial Instruments

     The Company estimates the fair value of its financial instruments based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. All of the Company's financial instruments are held for purposes other than trading. The Company believes that the carrying value of all of its financial instruments approximates fair value as of June 30, 2004 and 2003.

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


NOTE D - PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following as of June 30, 2004:

                                            Useful life
     Machinery and equipment                   3-12                   $ 14,204

          Less accumulated depreciation                                  5,004
                                                                      --------

                                                                      $  9,200
                                                                      ========

Depreciation expense totaled $117,787 for the nine months ended June 30, 2004.

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

NOTE F - NOTES PAYABLE

Notes payable consist of the following at June 30, 2004:

        Notes   payable  to   related   parties,
        interest  at 10% per  annum,  payable on
        demand   after   September   30,   2003;
        uncollateralized                                              $  856,459

        Balloon   promissory   note  payable  to
        related party,  10% stated  interest per
        annum,  terms modified  September  2001;
        modified  terms call for this note to be
        payable on demand  after  September  30,
        2003                                                             629,200
                                                                     ----------

                                                                       1,485,659
      Less current portion                                             1,485,659
                                                                      ----------

                                                                      $        -
                                                                      ==========

Aggregate future maturities of notes payable at March 31, 2004 are as follows:

     Year ending September 30, 2004                                 $1,485,659

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

NOTE H - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of June 30, 2004.

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

                                                 Nine months ended June 30,
                                                     2004           2003
                                                     ----           ----
     Net income (loss)
       As reported                               $538,530      $ (153,534)
       Pro forma                                 $583,747      $ (153,534)

     Loss per share, basic and diluted
       As reported                                $     .04      $    (.02)
       Pro forma                                  $     .04      $    (.02)

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

A summary of the status of the Company's stock option plan as of June 30, 2004 and 2003 and changes during the nine months ended June 30, 2004 and 2003 are presented below.

                                           2004                   2003
                                               Weighted                Weighted
                                                average                 average
                                               exercise                exercise
                                    Shares       price       Shares      price
     Outstanding at beginning
     of period                         -           -        600,000      $0.33
     Granted                           -           -            -      $   -
     Exercised                         -           -            -      $   -
     Forfeited                         -           -       (600,000)   $   -
                                  --------                  -------
    Outstanding at end of
      period                           -           -            -          -
                                   =======                  =======

    Options exercisable at
      Period end                       -           -            -          -

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

Related Party Notes Receivable

As of June 30, 2004, the Company had various notes receivable due from related parties in the amount of $2,079,452. The majority of this consisted of loans to the Company's president and chairman in the amount of $1,945,546 with no repayment terms specified. The entire outstanding balance was paid back to the Company during the fourth quarter of 2004.

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

Item 2.   Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for period ended June 30, 2004 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements." The discussion includes management's expectations for the future.

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

     In this regard, we have reduced our notes payable from $4,150,918 on September 30, 2003 to $1,485,659 and $536,714 of $765,632 accounts payable and accrued liabilities that is owed to related parties and is payable on demand. We have current assets of $2,302,552 which will cover the $2,357,732 total liabilities of the company.

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

Dated:  July 25, 2007
                                                 SOONER HOLDINGS, INC.


                                                     /s/ R.C. Cunningham II
                                                 By
                                                    ----------------------------
                                                    R.C. Cunningham II
                                                    Chief Executive Officer