Form 10KSB
period 2004-09-30
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2004

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

State issuer's revenues for its most recent fiscal year: $(2,168)

The aggregate market value of the voting stock held by non-affiliates of the Company on December 15, 2004 was approximately $49,774.

As of December 15, 2004, there were 12,688,016 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Item 1   Description of Business...............................................1
         Summary and Development of the Company................................1
         Marketing.............................................................2
         Employees.............................................................2
         Patents...............................................................2
         Product Research and Development......................................2

Item 2   Description of Property...............................................2

Item 3   Legal Proceedings.....................................................2

Item 4   Submission of Matters to a Vote of Security Holders...................3

Item 5   Market for Common Equity and Related Stockholder Matters..............3

Item 6   Management's Discussion and Analysis..................................4
         Liquidity and Capital Resources.......................................4
         Results of Operations.................................................5
         Capital Expenditures and Commitments..................................5
         Going Concern and Management Plans....................................5
         Factors That May Affect Future Results................................6
         Off-Balance Sheet Arrangements........................................6
         Contractual obligations...............................................6

Item 7   Financial Statements..................................................7

Item 8   Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure .......................................20

Item 8A  Controls and Procedures..............................................20

Item 8B  Other Information....................................................21

Item 9   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............21
         Directors, Executive Officers and Significant Employees..............21
         Audit Committee and Audit Committee Financial Expert.................23
         Code of Ethics.......................................................23
         Compliance with Section 16(a) of the Exchange Act....................23

Item 10  Executive Compensation...............................................23
         Stock Options........................................................24
         Employment Contracts.................................................24

Item 11  Security Ownership of Certain Beneficial Owners
              and Management..................................................24

Item 12  Certain Relationships and Related Transactions.......................26

Item 13  Exhibits.............................................................26

Item 14  Principal Accountant Fees and Services...............................28

Signatures....................................................................30

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

     Until the events described below, we operated the three above-described businesses through three subsidiaries, ND Acquisition Corp., Charlie O Business Park Incorporated and Sooner Communications, Incorporated. These subsidiaries and a brief summary of their businesses until their demise in fiscal years 2003 and 2004 follow.

     ND Acquisition Corp.
     --------------------

     ND Acquisition Corp. (NDAC) owned and operated a minimum-security correctional facility for women offenders (Northgate) and a community sentencing facility for men (Eastgate). Both facilities were located in Oklahoma City, Oklahoma. In July 2003 we were notified that the NDAC property was included in an area marked for improvement by the Oklahoma Capital Development Authority. In November 2003 we sold this property to such Authority and exited the correctional facility line of business.

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

     Charlie O Business Park Incorporated
     ------------------------------------

     Charlie O Business Park, Inc. ("CO Park") operated a multi-unit rental property for business and industrial tenants located in Oklahoma City, Oklahoma. CO Park became an operating subsidiary upon its formation in November 1987 and we owned 100% of the subsidiary. During fiscal year 2002 we were notified by the Oklahoma Department of Transportation ("ODOT") that the Business Park's improved real property would be condemned as part of the re-working of Interstate Highway
40. In late July 2003 we settled with ODOT's appraisers for $4,350,000 for the condemnation of the property. We searched for a replacement property to continue this line of business, but we found none.

     Present activities
     ------------------

     We are out of business. Our activities consist of paying our debts, looking for a new line of business or preparing our company to be an attractive shell corporation for a reverse merger transaction.

Employees
---------

     R.C. Cunningham II, our president and chairman of the board, works for no pay on a full-time basis for us and all of our subsidiaries in paying the debts of the company, searching for a new line of business or preparing our company to be an attractive reverse merger party.

Patents
-------

     Sooner Holdings has no patents.

Product Research and Development
--------------------------------

     We spent nothing on research and development during the fiscal year ended September 30, 2004.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We have no property other than cash.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not, and none of our property is, a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

     No director, officer or affiliate of the company, and no owner of record or beneficial owner of more than 5.0% of the securities of the company, or any associate of any such director, officer or security holder is a party adverse to the company or has a material interest adverse to the Company in reference to any litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In fiscal 2004 there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise. Our last meeting of shareholders was in 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock trades on the Pink Sheets under the stock symbol "SOON". The high and low bid information for the stock during the years ended September 30, 2003 and 2004 is set forth below. The information was obtained from the Pink Sheets and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

         Calendar
         Quarter                            High                       Low
         -----------------------------------------------------------------

         2003:    1st Qtr                   0.015                      0.01
                  2nd Qtr                   0.01                       0.01
                  3rd Qtr                   0.015                      0.01
                  4th Qtr                   0.015                      0.01

         2004:    1st Qtr                   0.01                       0.01
                  2nd Qtr                   0.01                       0.01
                  3rd Qtr                   0.01                       0.005
                  4th Qtr                   0.008                      0.005

     Holders.
     --------

     As of September 30, 2004, we had 575 shareholders of record and 16,888,016 shares issued and outstanding. This does not include the holders whose shares are held in a depository trust in "street" name. As of September 30, 2004, 1,896,139 shares (or approximately 11.2 percent) of the issued and outstanding stock were held by Depository Trust Company in "street name".

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

Liquidity and Capital  Resources - Fiscal year ended September 30, 2004 compared
--------------------------------------------------------------------------------
to fiscal year ended September 30, 2003:
----------------------------------------

     Cash flow from operations increased by $285,836 during the year ended September 30, 2004 as compared to the year ended September 30, 2003. Cash flows provided from investing activities decreased by $587,868 due primarily to our sale of our correctional facility for $2,079,452 as compared with the $4,276,463 we received in 2003 from the sale of our commercial leasing business park. Cash flows from financing activities decreased by $249,491, due to repayments of $3,207,902 in long-term debt and royalties.

     We have had severe liquidity problems for the last several years. Our liquidity is reflected in the table below, which shows comparative deficiencies in working capital:

                                            September 30,          September 30,
                                                2003                   2004
                                              --------              ----------

     Deficiency in working capital          $(3,370,095)            $(645,863)
                                            =============           ==========

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

Results of Operations - The fiscal year ended September 30, 2004 compared to the
--------------------------------------------------------------------------------
fiscal year ended September 30, 2003:
-------------------------------------

     The following tables illustrate our revenue mix and operating expenses:

                                        Year Ended 09-30-04    Percent   Year Ended 09-30-03   Percent
                                        -------------------    -------   -------------------   -------
         Real estate leasing revenues                  --         (100)           $  365,363        22

         Correctional revenues                         --            0             1,321,423        78
                                                    -------                       ----------

              Total revenues                           --                         $1,686,786
                                                    =======                       ==========


    Operating Expenses
    (Before Interest Expense)           Year Ended 09-30-04    Percent   Year Ended 09-30-03   Percent
    -------------------------           -------------------    -------   -------------------   -------

    Real estate leasing expenses                   $200,093         23             $ 263,958        15

    Correctional expenses                              --            0               610,021        36

    Corporate expenses                              569,561        77               630,408        37

    Depreciation and Amortization                       515          0               206,147        12
                                                   --------        ---             ---------       ---

         Total Operating Expenses                  $770,169        100             $1,710,534      100
                                                   ========        ===             ==========      ===

Capital Expenditures and Commitments
------------------------------------

     During the year ended September 30, 2003 we had no capital expenditures. In November 2003 we sold our correctional facilities property to the Oklahoma Capital Improvements Authority and exited this line of business.

Going Concern and Management Plans
----------------------------------

     As shown in the financial statements, we had a net loss of $51,353 during the year ended September 30, 2004, and, as of that date, our current liabilities exceeded our current assets by $635,863.

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

---------------------------- -------------------------------------------------------------------
                                                  Payments Due-by Period
---------------------------- -------------------------------------------------------------------
        Contractual                         Less Than                                More Than
        Obligations              Total       1 Year       1-3 Years    3-5 Years      5 Years
---------------------------- ------------ ------------- ------------ ------------- -------------
Long-Term Debt Obligations
                               $943,016     $943,016          -            -             -
---------------------------- ------------ ------------- ------------ ------------- -------------
Capital Lease Obligations
                                   -            -             -            -             -
---------------------------- ------------ ------------- ------------ ------------- -------------
Operating Lease Obligations
                                   -            -             -            -             -
---------------------------- ------------ ------------- ------------ ------------- -------------
Other Long-Term
Liabilities Reflected on
Our Balance Sheet under
GAAP                               -            -             -            -             -
---------------------------- ------------ ------------- ------------ ------------- -------------

---------------------------- ------------ ------------- ------------ ------------- -------------
Total                          $943,016     $943,016          -            -             -
---------------------------- ------------ ------------- ------------ ------------- -------------

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements listed in the table below have been prepared in accordance with the requirements of Item 310(a) of Regulation SB:


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                             8
Consolidated Balance Sheet as of September 30, 2004                            9
Consolidated Statements of Operations for the Year ended
     September 30, 2004 and 2003                                              10
Consolidated Statements of Cash Flows for the Year ended
     September 30, 2004 and 2003                                              11
Consolidated Statement of Stockholders' Deficit for the
     Years ended September 30, 2004 and 2003                                  12
Notes to Consolidated Financial Statements                                    13

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors and Stockholders
Sooner Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Sooner Holdings, Inc. and subsidiaries, as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated balance sheet of Sooner Holdings, Inc., as of September 30, 2004, and the results of its operations, stockholders' equity and its cash flows for the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Murrell, Hall, McIntosh & Co., PLLP

Murrell, Hall, McIntosh & Co., PLLP
December 11, 2006


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2004



                                     ASSETS

Current Assets
        Cash and cash equivalents                                               $   934,191
                                                                                -----------

               Total Current Assets                                                 934,191
                                                                                -----------

Total Assets                                                                    $   934,191
                                                                                ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable - trade                                                $   240,497
        Accounts payable - affiliates                                               280,102
        Royalty payable                                                             106,439
        Notes payable to affiliates                                                 943,016
                                                                                -----------
               Total Current Liabilities                                          1,570,054

Long-term Debt less current portion                                                    --

Stockholders' Equity (Deficit)
        Preferred stock - undesignated; authorized, 10,000,000 shares; issued
               and outstanding, none                                                   --
        Common stock, $.001 par value 100,000,000 shares authorized
               12,688,016 shares issued and outstanding                              12,688
        Additional paid in capital                                                6,197,690
        Retained earnings (deficit)                                              (6,846,241)
                                                                                -----------
Total Stockholders' Equity (Deficit)                                               (635,863)
                                                                                -----------
                                                                                -----------
Total Liabilities and Stockholders' Equity (Deficit)                            $   934,191
                                                                                ===========





               See accompanying summary of accounting policies and
                         notes to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Year ended
                                                           September 30,
                                                   ----------------------------

                                                         2004           2003
                                                   ------------    ------------

Revenue
        Correctional facility services             $       --      $  1,321,423
        Commercial leasing                                 --           365,363
                                                   ------------    ------------
               Total Revenue                               --         1,686,786

Operating Expenses
        Cost of correctional facility services             --           610,021
        Cost of commercial leasing                      200,093         263,958
        General and administrative expense              569,561         630,408
        Depreciation, depletion and amortization            515         206,147
                                                   ------------    ------------

               Total Operating Expenses                 770,169       1,710,534
                                                   ------------    ------------

Operating Income (Loss)                                (770,169)        (23,748)

Other (Expenses) Income
        Other income                                        800           8,104
        Interest income                                     760          (7,911)
        Gain on settlement                                 --            60,576
        Other expense                                    (7,494)        (27,234)
        Interest expense                                (80,187)       (353,143)
                                                   ------------    ------------
               Total Other (Expense) Income             (86,121)       (319,608)

Net (Loss) Before Extraordinary Income                 (856,290)       (343,356)

Extraordinary Gain on sale of property                  804,937       2,030,783
                                                   ------------    ------------

Net Income (Loss)                                  $    (51,353)   $  1,687,427
                                                   ============    ============

Net Income (Loss) per Share, Basic and Diluted     $      (0.00)   $       0.12
                                                   ============    ============

Weighted average of number of shares outstanding     12,688,016      13,888,016
                                                   ============    ============




               See accompanying summary of accounting policies and
                         notes to financial statements.


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003




                                          Common stock           Additional                     Related          Total
                                          ------------            paid-In       Accumulated      party         Shareholders'
                                     Shares         Amount        capital        Deficit        receivable    Equity (Deficit)
                                   -----------    -----------    -----------    -----------    -----------    -----------


Balance, September 30, 2002        13,888,016    $    13,888    $ 6,268,490    $(8,482,315)   $   (72,000)   $(2,271,937)

Net Income                               --             --             --        1,687,427           --        1,687,427
                                  -----------    -----------    -----------    -----------    -----------    -----------

Balance, September 30, 2003        13,888,016         13,888      6,268,490     (6,794,888)       (72,000)      (584,510)

Cancel related party receivable    (1,200,000)        (1,200)       (70,800)          --           72,000           --

Net Income                               --             --             --          (51,353)          --          (51,353)
                                  -----------    -----------    -----------    -----------    -----------    -----------
Balance, September 30, 2004        12,688,016    $    12,688    $ 6,197,690    $(6,846,241)   $      --      $  (635,863)
                                  ===========    ===========    ===========    ===========    ===========    ===========








               See accompanying summary of accounting policies and
                         notes to financial statements.


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year ended
                                                                                  September 30,
                                                                           --------------------------
                                                                               2004           2003
                                                                           -----------    -----------

Cash Flows From Operating Activities
        Net (Loss)                                                         $   (51,353)   $   797,725
        Adjustments to reconcile net loss to net cash provided by
        operating activities
               Depreciation, depletion and amortization                           --          206,147
               (Gain) Loss on disposal of property                            (804,937)    (2,030,783)
               Impairment of intangible assets                                    --          861,750
               Write off loan origination fee                                     --          100,771
               (Increase) Decrease in
                 Accounts receivable                                           181,934     (1,262,171)
                 Other current assets and other assets                             853        128,596
               Increase (Decrease) in
                 Accounts payable                                               23,449        100,079
                 Accrued liabilities                                          (251,663)       (64,767)
                 Deferred revenue                                                 --          (24,900)
                                                                           -----------    -----------
               Net Cash Flows Provided by (Used in) Operating Activities      (901,717)    (1,187,553)

Cash Flows From Investing Activities
        Proceeds from sale of property                                       3,291,522      4,276,464
        Proceeds from settlement deposit                                       299,000           --
        Loans made to related party                                           (805,642)          --
        Payments received on related party loans                             2,079,452           --
                                                                           -----------    -----------
               Net Cash Provided (Used) by Investing Activities              4,864,332      4,276,464


Cash Flows from Financing Activities
        Repayments of debt and royalty                                      (3,207,902)    (2,958,411)
                                                                           -----------    -----------
               Net Cash Provided (Used) by Financing Activities             (3,207,902)    (2,958,411)

Increase (Decrease) in Cash                                                    754,713        130,500
Cash at Beginning of Year                                                      179,478         57,730
                                                                                          -----------
                                                                           -----------    -----------
Cash at End of Year                                                        $   934,191    $   188,230
                                                                           ===========    ===========

Supplemental Information:
        Interest Paid in Cash                                              $    80,187    $   270,551
                                                                           ===========    ===========










               See accompanying summary of accounting policies and
                         notes to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2004 and 2003

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

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholder's deficit. Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. The company's current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. Management intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. Management cannot predict to what extent the company might incur further operating losses through any business entity which may eventually be acquired. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

     The Company assesses the recoverability of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through future cash flows. During the first quarter of 2004, $861,750 was charged to expense related to the impairment of certain contractual rights.

5.   Income Taxes

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

6.   Fair Value of Financial Instruments

     The Company estimates the fair value of its financial instruments based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. All of the Company's financial instruments are held for purposes other than trading. The Company believes that the carrying value of all of its financial instruments approximates fair value as of September 30, 2004 and 2003.

7.   Loss Per Common Share

     Basic loss per share has been computed on the basis of weighted average common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as the Company has no outstanding dilutive potential common shares.

8.   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

9.   New Accounting Pronouncements

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

10.  Concentrations of Credit Risk

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

NOTE D - NOTES PAYABLE TO AFFILIATES

     Notes payable consist of the following at September 30, 2004:

     Notes   payable  to   related   parties,
     interest  at 10% per  annum,  payable on
     demand   after   September   30,   2003;
     uncollateralized                                                  $ 313,816

     Balloon   promissory   note  payable  to
     related party,  10% stated  interest per
     annum,  terms modified  September  2001;
     modified  terms call for this note to be
     payable on demand  after  September  30,
     2003                                                                629,200
                                                                       ---------

                                                                       $ 943,016
                                                                       =========

NOTE E - ROYALTY PAYABLE

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

NOTE F - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of September 30, 2004.

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

                                                  Year ended September 30,
                                                     2004           2003
                                                     ----           ----
     Net (loss)income
       As reported                               $  (51,353)     $  797,725
       Pro forma                                 $  (51,353)     $  797,725

     Income per share, basic and diluted
       As reported                                $     .00      $     .12
       Pro forma                                  $     .00      $     .12

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

A summary of the status of the Company's stock option plan as of September 30, 2004 and 2003 and changes during the years ended September 30, 2004 and 2003 are presented below.

                                           2004                   2003
                                               Weighted                Weighted
                                                average                 average
                                               exercise                exercise
                                    Shares       price       Shares      price
                                    ------       -----       ------      -----

     Outstanding at beginning
     of period                         -           -        600,000      $0.33
     Granted                           -           -            -      $   -
     Exercised                         -           -            -      $   -
     Forfeited                         -           -       (600,000)   $   -
                                   -------                  -------
    Outstanding at end of
      period                           -           -            -          -
                                   =======                  =======

    Options exercisable at
      Period end                       -           -            -          -

    Weighted average fair
      value of options
      granted during the year        N/A                       N/A

NOTE G - INCOME TAXES

The Company's effective income tax rate differed from the federal statutory rate of 34% as follows for the periods ended September 30:

                                                        2004           2003
                                                        ----           ----
    Income taxes at federal statutory rate           $(17,000)     $574,000
    Change in valuation allowance, net of
      change in estimate of deferred tax
      liability                                        20,000      (675,000)
    State income taxes at statutory rate               (3,000)      101,000
    Effect of graduated rates                               -             -
    Revisions of prior year estimates                       -             -
                                                     --------     ---------

        Total tax benefit                            $      -      $      -
                                                     ========      ========

Components of deferred taxes are as follows at September 30:

                                                        2004           2003
                                                        ----           ----
    Assets
      Property and equipment                         $        -     $        -
      Intangible assets                                       -              -
      Tax loss carryforward                           1,464,000      1,799,000
      Valuation allowance                            (1,458,316)    (1,793,316)
                                                                    ----------

          Total assets                                    5,684          5,684

    Liabilities
      Royalty payable and accrued liabilities            (5,684)        (5,684)
                                                     ----------      ---------

          Total                                      $        -      $       -
                                                     ==========      =========

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

At September 30, 2004, the Company has net operating loss carryforwards for income tax purposes as follows:

               Expiration  date

                    2007                            153,000
                    2008                            707,000
                    2009                            244,000
                    2010                            358,000
                    2012                             29,000
                    2018                            280,000
                    2019                            371,000
                    2020                            520,000
                    2021                            998,000
                                                 ----------
                                                 $3,660,000

NOTE H - RELATED PARTY TRANSACTIONS

New Directions Centers of America LLC

As part of a business acquisition effective June 1, 1998, the Company issued a note payable to New Directions Centers of America LLC ("NDLLC") which is owned partially (24%) by the Company's president and chairman.

Related Party Obligations

The following table reflects amounts owed to related parties as of September 30:

                                                              2004
                                        ----------------------------------------
                                                            Accounts payable and
                                         Notes payable, net  accrued liabilities
                                        ------------------  --------------------
President and Chairman                     $    13,816              $185,211
Aztore Holdings, Inc.                          300,000                94,891
NDLLC                                          629,200                     -
                                           -----------              --------

Total related party
  liabilities                              $   943,016              $280,102
                                           ===========              ========

NOTE I - COMMITMENTS AND CONTINGENCIES

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

     On February 3, 2003, Sooner Holdings, Inc. engaged Murrell, Hall, McIntosh & Co., PLLP of Oklahoma City, Oklahoma, as its new principal accountant to audit its consolidated financial statements. Sooner has not consulted with Murrell, Hall, McIntosh & Co., PLLP on any items concerning the application of accounting principles to a specified transaction, the type of audit opinion that might be rendered on Sooner's financial statements, or the subject matter of a disagreement on reportable events with the former auditor (as described in Regulation 5-K Item 304(a)(2)).

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

ITEM 8B. OTHER INFORMATION

     There is no information that was required to be disclosed on Form 8-K during the fourth quarter of 2004 that was not reported.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees.
--------------------------------------------------------

Directors of Sooner Holdings, Inc.

     Our current directors and their principal occupation are listed below. R.C.
Cunningham III is the son of R.C. Cunningham II, the president and chairman. The ownership amount and percent represents shares of our common stock beneficially owned by each of them as of December 15, 2004:

                                                                                      Ownership(1)
                                                                                      ------------
                                Director
          Name          Age       Since           Principal Occupation            Amount       Percent
          ----          ---       -----           --------------------            ------       -------
R.C. Cunningham II      75      06/01/89     Chairman and President, Sooner      6,394,081       50.4
                                             Holdings, Inc.
R.C. Cunningham III     37      07/03/97     Vice President, Secretary and          72,129         *
                                             Chief Financial Officer, Sooner
                                             Holdings, Inc.

-------------------------

*        Less than 1%

(1) The amount and percent of ownership is based on the total shares of common stock outstanding of 12,688,016 shares as of December 15, 2004.


Directors of the Subsidiaries.

                                                                                  Director
            Name        Age          Principal Occupation          Subsidiary      Since
            ----        ---          --------------------          ----------      -----
R.C. Cunningham II      75      Chairman and President, Sooner     CO Park        06/01/89
                                Holdings, Inc.                     NDAC           09/04/97
R.C. Cunningham III     37      Vice President, Secretary and      CO Park        07/03/97
                                Chief Financial Officer,           NDAC           09/04/97
                                Sooner Holdings, Inc.

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

Executive Officers, Promoters and Control Persons.

     Our current executive officers as of September 30, 2004, or our subsidiaries and their positions held in our company or its subsidiaries are listed in the table below. Officers are appointed by the board. R.C. Cunningham III is the son of R.C. Cunningham II, the president and chairman.

          Name         Age                   Title                             Officer Since
          ----         ---                   -----                             -------------
R.C. Cunningham II     75    CEO and President, Sooner Holdings, Inc.            06/01/88*
                             CEO and President, Charlie O Business Park
                                  Incorporated                                   03/15/91*
                             CEO and President, ND Acquisition Corp.
                             Secretary, Sooner Communications, Inc.              09/04/97*
                                                                                 04/26/00
R.C. Cunningham III    37    Secretary, Sooner Holdings, Inc.                    07/03/97
                             Chief Financial Officer, Sooner Holdings, Inc.      03/31/98
                             Secretary and CFO, Charlie O Business Park
                                  Incorporated                                   07/03/97
                             Secretary and CFO, ND Acquisition Corp.             09/04/97*
                             Vice President, Sooner Holdings, Inc.               07/01/00*

-------------------------

*        Date of inception of the respective companies.

Audit Committee and Audit Committee Financial Expert

     Our directors serve as our audit committee. There is no audit committee financial expert serving on the audit committee. However, the audit committee has the authority to hire a financial expert any time it has the need for expert financial advice.

Code of Ethics

     We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, and - should we acquire such - principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics was filed as Exhibit 14 to Form 10-QSB FQE 12-31-02.

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

     Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, we believe that during fiscal 2004 all the reporting persons complied with Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

     The table below sets forth all compensation awarded to, earned by, or paid to our chief executive officer during the last three years and any other executive that earned compensation in excess of $100,000:


---------------------------------------------------------------------------------------------------------
                                                            Long Term
----------------------------------------------------------  Compensation
                         Annual Compensation                Awards                  Payouts
---------------------------------------------------------- ----------------------- ----------
                                                   Other                Securities
Name and                                           Annual   Restricted  Underlying             All Other
Principal                                          Compen-  Stock       Options/    LTIP       Compen-
Position               Year    Salary     Bonus    sation   Awards      SARS        Payouts    sation
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- -----------
R. C Cunningham, II,
CEO                    2004         $0        $0       $0           0           0          0           $0
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- ------------
                       2003         $0        $0       $0           0           0          0           $0
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- ------------
                       2002         $0        $0   $4,800           0           0          0       $4,800
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- ------------
Ronnie M. Alexander,
Director and VP, ND
Acquisitions, Inc.     2003   $120,000        $0       $0           0           0          0      $23,705
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- ------------
                       2002   $120,000        $0       $0           0           0          0      $23,705
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows information as of December 15, 2004 with respect to each beneficial owner of more than five percent of our only voting stock and to each of the officers and directors of our company and as a group:

                                                                            % of
                                                     No. of Shares         Class
                                                     -------------         -----
R.C. Cunningham II (1)
1440 Glenbrook Drive
Oklahoma City, OK 73118                                  6,394,081          50.4

Michael S. Williams (2)
3710 East Kent Drive
Phoenix, AZ 85044                                        1,006,256           7.9

Lanny R. Lang (3)
3536 East Saltsage Drive
Phoenix, AZ 85044                                          729,183           5.7

R.C. Cunningham III (4)
6408 Boulevard View
Alexandria, VA 22307                                        72,129             *

Ron Alexander, Sr. (5)
2901 McGee Street
Norman, OK 73072                                         1,442,000          11.4

Marilyn C. Kenan, Trustee
212 Northwest 18th Street
Oklahoma City, OK 73103                                  1,157,778           9.1

All officers and directors as a group (2 persons)
                                                         6,466,210          51.0
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

     (1) The number of shares and percent are based on the current number of shares of common stock outstanding of 12,688,016 shares.

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

     (4)  An officer and director of Sooner Holdings, Inc.

     (5) Includes 242,000 shares of common stock owned by C&R Investments of which Mr. Alexander is the President and sole owner.

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

                                     PART IV

ITEM 13. EXHIBITS.

    Number                          Description                         Footnote
    ------                          -----------                         --------

3.1 thru 3.3        Articles  of   Incorporation,   By-Laws  and
                    Amendments thereto                                    (1)

10.1 thru 10.11     Material contracts                                    (1)

10.12               Option   Agreement  by  and  between  Sooner
                    Holdings,  Inc., New Directions  Acquisition
                    Corp.,  New  Direction  Centers of  America,
                    L.L.C., and Horizon Lodges of America,  Inc.
                    dated September 9, 1997                               (2)

10.13               Purchase  and Sale  Agreement  dated  May 7,
                    1998                                                  (2)

10.15               Promissory  Note  between  Sooner  Holdings,
                    Inc.  and  Bulldog  Investment  Company,  an
                    Arizona limited liability company                     (3)

10.16               Promissory  Note  between  Sooner  Holdings,
                    Inc. and Aztore  Holdings,  Inc., an Arizona
                    corporation                                           (3)

10.17               Agreement Re: Debt  Cancellation and Release
                    of Liability  dated November 1, 1999 between
                    Sooner Holdings,  Inc.,  Bulldog  Investment
                    Company, LLC, and Aztore Holdings, Inc.               (3)

14                  Code of Ethics for CEO and Senior  Financial
                    Officers                                              (6)

16                  Letter of February 5, 2003 of Grant Thornton
                    LLP.  agreeing with the  statements  made in
                    this  Form  8-K by  Sooner  Holdings,  Inc.,
                    concerning   Sooner's  change  of  principal
                    independent accountants.                              (5)

19.1 thru 19.6      Other agreements                                      (6)

20.1                Audit Committee Charter                               (6)

20.2                Compensation Committee Charter                        (6)

20.3                Governance and Nominating  Committee Charter          (6)

20.4                Corporate Governance Principles                       (6)

22.1                Subsidiaries of the registrant                        (4)

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

-------------------------------

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

                  Fiscal Year ended September 30, 2004                 $  -0-
                  Fiscal Year ended September 30, 2003                 $  470

     Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended September 30, 2004                 $  -0-
                  Fiscal Year ended September 30, 2003                 $2,530

     Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended September 30, 2004                 $2,750
                  Fiscal Year ended September 30, 2003                 $3,750

     All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended September 30, 2004                 $-0-
                  Fiscal Year ended September 30, 2003                 $-0-

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

Date:  July 25, 2007            SOONER HOLDINGS, INC.


                                   /s/ R.C. Cunningham II
                                By
                                  ----------------------------------------------
                                  R.C. Cunningham II, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                /s/ R.C. Cunningham II
Date:  July 25, 2007
                                ------------------------------------------------
                                R.C. Cunningham II, Chairman of the Board,
                                Chief Executive Officer, President and Director


                                /s/ R.C. Cunningham III
Date:  July 25, 2007
                                ------------------------------------------------
                                R.C. Cunningham III, Secretary, Chief Financial Officer and Director



                                /s/ R.C. Cunningham III
Date:  July 25, 2007
                                ------------------------------------------------
                                R.C. Cunningham III, Vice President and Director

                              SOONER HOLDINGS, INC.
                           Commission File No. 0-18344

                                  EXHIBIT INDEX

                                   Form 10-KSB
                       For the Fiscal Year Ended 09-30-04

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

    Number                          Description                         Footnote
    ------                          -----------                         --------

3.1 thru 3.3        Articles  of   Incorporation,   By-Laws  and
                    Amendments thereto                                    (1)

10.1 thru 10.11     Material contracts                                    (1)

10.12               Option   Agreement  by  and  between  Sooner
                    Holdings,  Inc., New Directions  Acquisition
                    Corp.,  New  Direction  Centers of  America,
                    L.L.C., and Horizon Lodges of America,  Inc.
                    dated September 9, 1997                               (2)

10.13               Purchase  and Sale  Agreement  dated  May 7,
                    1998                                                  (2)

10.15               Promissory  Note  between  Sooner  Holdings,
                    Inc.  and  Bulldog  Investment  Company,  an
                    Arizona limited liability company                     (3)

10.16               Promissory  Note  between  Sooner  Holdings,
                    Inc. and Aztore  Holdings,  Inc., an Arizona
                    corporation                                           (3)

10.17               Agreement Re: Debt  Cancellation and Release
                    of Liability  dated November 1, 1999 between
                    Sooner Holdings,  Inc.,  Bulldog  Investment
                    Company, LLC, and Aztore Holdings, Inc.               (3)

14                  Code of Ethics for CEO and Senior  Financial
                    Officers                                              (6)

16                  Letter of February 5, 2003 of Grant Thornton
                    LLP.  agreeing with the  statements  made in
                    this  Form  8-K by  Sooner  Holdings,  Inc.,
                    concerning   Sooner's  change  of  principal
                    independent accountants.                              (5)

19.1 thru 19.6      Other agreements                                      (6)

20.1                Audit Committee Charter                               (6)

20.2                Compensation Committee Charter                        (6)

20.3                Governance and Nominating  Committee Charter          (6)

20.4                Corporate Governance Principles                       (6)

22.1                Subsidiaries of the registrant                        (4)

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

-------------------------------

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