Form 10QSB
period 2004-12-31
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of February 11, 2005, there were 12,888,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Item 3.  Controls and Procedures                                              14

PART II - Other Information                                                   14

Item 1.  Legal Proceedings                                                    14

Item 2.  Unregistered Sales of Equity Securities                              14

Item 3.  Defaults Upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 6.  Exhibits                                                             14

SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                                                                            Page
                                                                            ----

Consolidated Balance Sheet as of December 31, 2004 (Unaudited)                 4
Consolidated Statements of Operations
         For the Three Months Ended December 31, 2004 and 2003 (Unaudited) 5 Statements of Cash Flows
         For the Three Months Ended December 31, 2004 and 2003 (Unaudited)     6
Notes to Unaudited Financial Statements                                        7


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2004
                                   (Unaudited)


                                     ASSETS


Current Assets
        Cash and cash equivalents                                                     $   885,356
                                                                                      -----------

               Total Current Assets                                                       885,356
                                                                                      -----------

Total Assets                                                                          $   885,356
                                                                                      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable                                                              $   226,501
        Accrued liabilities                                                               276,634
        Royalty payable                                                                   106,439
        Current portion of long-term debt                                                 943,016
                                                                                      -----------
               Total Current Liabilities                                                1,552,590

Long-term Debt less current portion                                                          --

Stockholders' Equity (Deficit)
        Preferred stock - undesignated; authorized, 10,000,000 shares; issued
               and outstanding, none                                                         --
        Common stock, $.001 par value 100,000,000 shares authorized;
               12,688,016 shares issued and outstanding                                    12,688
        Additional paid in capital                                                      6,197,690
        Retained earnings (deficit)                                                    (6,877,612)
                                                                                      -----------
Total Stockholders' Equity (Deficit)                                                     (667,234)
                                                                                      -----------
Total Liabilities and Stockholders' Equity (Deficit)                                  $   885,356
                                                                                      ===========









                     See accompanying summary of accounting
                  policies and notes to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three months ending
                                                              December 31,
                                                    ---------------------------
                                                       2004              2003
                                                   ------------    ------------


Revenue                                            $       --      $       --

Operating Expenses
        Cost of commercial leasing                          300          82,221
        General and administrative expense               33,026          41,166
                                                   ------------    ------------
               Total Operating Expenses                  33,326         123,387
                                                   ------------    ------------

Operating Income (Loss)                                 (33,326)       (123,387)

Other (Expenses) Income
        Interest income                                   1,953             199
        Interest expense                                   --           (25,175)
                                                   ------------    ------------
               Total Other (Expense) Income               1,953         (24,976)

Net (Loss) Before Extraordinary Income                  (31,373)       (148,363)

Extraordinary gain on sale of property                     --           804,937
                                                   ------------    ------------

                                                   ------------    ------------
Net Income (Loss)                                  $    (31,373)   $    656,574
                                                   ============    ============

Net Income (Loss) per Share, Basic and Diluted     $      (0.00)   $       0.05
                                                   ============    ============

Weighted average of number of shares outstanding     12,688,016      13,888,016
                                                   ============    ============











                     See accompanying summary of accounting
                  policies and notes to financial statements.


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three months ended
                                                                             December 31,
                                                                    --------------------------

                                                                        2004           2003
                                                                    -----------    -----------

Cash Flows From Operating Activities
        Net (Loss)                                                  $   (31,373)   $   656,574
        Adjustments to reconcile net loss to net cash provided by
        operating activities
               (Gain) Loss on disposal of property                         --         (804,937)
               (Increase) Decrease in:
                 Accounts receivable                                       --           (3,619)
               Other current assets and other assets                       --              853
               Increase (Decrease) in
                 Accounts payable                                       (13,994)         9,975
                 Accrued liabilities                                     (3,468)         6,496
                                                                    -----------    -----------
                                                                        (48,835)      (134,658)

Cash Flows From Investing Activities
        Proceeds from sale of property                                     --        3,285,062
        Proceeds from settlement deposit                                   --          299,000
        Loans made to related party                                        --         (730,370)
                                                                    -----------    -----------
               Net Cash Provided (Used) by Investing Activities            --        2,853,692

Cash Flows from Financing Activities
        Repayments of long term debt and royalty                           --       (2,704,320)
                                                                    -----------    -----------
               Net Cash Provided (Used) by Financing Activities            --       (2,704,320)

Increase (Decrease) in Cash                                             (48,835)        14,714
Cash at Beginning of Year                                               934,191        179,478
                                                                    -----------    -----------
Cash at End of Year                                                 $   885,356    $   194,192
                                                                    ===========    ===========

Supplemental Information:
        Interest Paid in Cash                                       $      --      $    23,048
                                                                    ===========    ===========










                     See accompanying summary of accounting
                  policies and notes to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 2004 and 2003

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

 5.  Fair Value of Financial Instruments

     The Company estimates the fair value of its financial instruments based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. All of the Company's financial instruments are held for purposes other than trading. The Company believes that the carrying value of all of its financial instruments approximates fair value as of December 31, 2004 and 2003.

6.   Loss Per Common Share

     Basic loss per share has been computed on the basis of weighted average common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as the Company has no outstanding dilutive potential common shares.

7.   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

8.   New Accounting Pronouncements

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

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure, (SFAS 148). SFAS 148 amends Statement 123, Stock-Based Compensation, with respect to Statement 123's transition provisions and required disclosures. The adoption of SFAS 148 had no impact on our financial position, results of operations or cash flows.

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

9.   Concentrations of Credit Risk

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

NOTE D - EXTRAORDINARY GAIN ON SALE OF PROPERTY

During July 2003 the Company was notified that the NDAC property was included in the area marked for improvement by the Oklahoma Capital Improvement Authority. The Company closed on this transaction in November 2003. The Company received $2,300,000 from the sale of the NDAC property to the Oklahoma Capital Improvement Authority resulting in an extraordinary gain of $804,937.

NOTE E - NOTES PAYABLE

Notes payable consist of the following at December 31, 2004:

       Notes   payable  to   related   parties,
       interest  at 10% per  annum,  payable on
       demand   after   September   30,   2003;
       uncollateralized                                               $  313,816

       Balloon   promissory   note  payable  to
       related party,  10% stated  interest per
       annum,  terms modified  September  2001;
       modified  terms call for this note to be
       payable on demand  after  September  30,
       2003                                                              629,200
                                                                      ----------

                                                                         943,016
      Less current portion                                               943,016
                                                                      ----------

                                                                      $        -
                                                                      ==========

Aggregate future maturities of notes payable at December 31, 2004 are as follows:

     Current Year                                 $943,016

NOTE F - ROYALTY PAYABLE

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

NOTE G - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of December 31, 2004.

Employee Stock Option Plan

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On December 31, 2004 and 2003 there were no options outstanding under the plan.

NOTE H - INCOME TAXES

The Company's effective income tax rate differed from the federal statutory rate of 34% as follows for the periods ended September 30:

                                                        2004           2003
                                                        ----           ----
    Income taxes at federal statutory rate           $(17,000)     $ 574,000
    Change in valuation allowance, net of
      change in estimate of deferred tax
      liability                                        20,000       (675,000)
    State income taxes at statutory rate               (3,000)       101,000
    Effect of graduated rates                                -             -
    Revisions of prior year estimates                        -             -
                                                     ---------     ---------

        Total tax benefit                            $       -      $       -
                                                     =========      =========

Components of deferred taxes are as follows at September 30:

                                                        2004           2003
                                                        ----           ----
    Assets

      Property and equipment                         $        -     $        -
      Intangible assets                                       -              -
      Tax loss carryforward                           1,464,000      1,799,000
      Valuation allowance                            (1,458,316)    (1,793,316)
                                                     ----------     ----------

          Total assets                                    5,684          5,684

    Liabilities
      Royalty payable and accrued liabilities            (5,684)        (5,684)
                                                     ----------     ----------

          Total                                      $        -     $        -
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

At September 30, 2003, the Company has net operating loss carryforwards for income tax purposes as follows:

               Expiration  date
               ----------------

                    2007                         $  153,000
                    2008                            707,000
                    2009                            244,000
                    2010                            358,000
                    2012                             29,000
                    2018                            280,000
                    2019                            371,000
                    2020                            520,000
                    2022                            998,000
                                                 ----------
                                                 $3,660,000

NOTE I - RELATED PARTY TRANSACTIONS

New Directions Centers of America LLC

As part of a business acquisition effective June 1, 1998, the Company issued a note payable to New Directions Centers of America LLC ("NDLLC") which is owned partially (24%) by the Company's president and chairman.

Related Party Obligations

The following table reflects amounts owed to related parties as of December 31:

                                                           2004
                                    ----------------------------------------
                                                        Accounts payable and
                                    Notes payable, net   accrued liabilities
                                    ------------------  --------------------
President and Chairman                 $    13,816              $181,745
Aztore Holdings, Inc.                      300,000                94,891
NDLLC                                      629,200                     -
                                       -----------              --------

Total related party
  liabilities                          $   943,016              $276,636
                                       ===========              ========

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of management, such matters will be resolved without material effect on the Company's results of operations or financial condition.

Item 2.   Management's Discussion and Analysis or Plan of Operation

     We were notified by the Oklahoma Department of Transportation ("ODOT") that our Business Park's real property would be condemned as part of the re-routing of Interstate Highway 40. Our management met with ODOT's appraisers and received ODOT's settlement of $4,350,000 for the condemnation of the property in late July 2003. The condemnation resulted in an extraordinary gain of $2,030,783 for the year ended September 30, 2003. We searched for replacement property to continue this line of business but we were unable to find suitable property.

     During July 2003 we were notified that the NDAC property was included in the area marked for improvement by the Oklahoma Capital Improvement Authority. We closed on this transaction in November 2003. We received $2,300,000 from the sale of the NDAC property to the Oklahoma Capital Improvement Authority resulting in an extraordinary gain of $804,937.

     We are out of business. We are paying our debts.

Plan of Operation for the Next Twelve Months

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

     We propose to carry out our plan of business as discussed above. We cannot predict to what extent we might incur further operating losses through any business entity, which we may eventually acquire.

     For the current fiscal year, we anticipate incurring a loss as a result of legal and accounting expenses, filing periodic reports with the Securities and Exchange Commission, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

No Need for Additional Financing
--------------------------------

     We have capital sufficient to meet our cash needs during the next twelve months, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934.

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

Item 3.   Defaults Upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 6.   Exhibits

     Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-QSB:

                                                                       Page no.
   Item No.                       Description                         (footnote)
   --------                       -----------                         ----------

  3.1 thru 3.3     Articles  of   Incorporation,   By-Laws  and
                   Amendments thereto                                     (1)

 14                Code of Ethics for CEO and Senior  Financial
                   Officers                                               (3)

 16                Letter of February 5, 2003 of Grant Thornton
                   LLP.  agreeing with the  statements  made in
                   this  Form  8-K by  Sooner  Holdings,  Inc.,
                   concerning   Sooner's  change  of  principal
                   independent accountants.                               (2)

 20.1              Audit Committee Charter                                (3)

 20.2              Compensation Committee Charter                         (3)

 20.3              Governance and Nominating  Committee Charter           (3)

 20.4              Corporate Governance Principles                        (3)

 22.1              Subsidiaries of the registrant                         (4)

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

Footnotes:
----------

(1) Incorporated by reference to our Form 10-KSB for the year ended December 31, 1995 (file no. 0-18344).
(2) Filed as an exhibit to our Form 8-K, filed February 7, 2003 (file no. 0-18344).
(3)  Filed as an Exhibit to our Form 10-QSB 12-31-02 (file no. 0-18344).
(4) Filed as an Exhibit to our Form SB-2, filed September 29, 2000 (file no. 0-18344).

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