Form 10QSB
period 2005-03-31
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of May 11, 2005, there were 12,688,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
                                                                            Page
                                                                            ----

Consolidated Balance Sheet as of March 31, 2005 (Unaudited)                    4
Consolidated Statements of Operations
         For the Three Months Ended March 31, 2005 and 2004 and
         For the Six Months Ended March 31, 2005 and 2004 (Unaudited)          5
Statements of Cash Flows
         For the Six Months Ended March 31, 2005 and 2004 (Unaudited)          6
Notes to Unaudited Financial Statements                                        7



                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)


                                     ASSETS


Current Assets
        Cash and cash equivalents                                               $   872,866

                                                                                -----------
               Total Current Assets                                                 872,866
                                                                                -----------

Total Assets                                                                    $   872,866
                                                                                ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable                                                        $   226,647
        Accrued liabilities                                                         276,635
        Royalty payable                                                             106,439
        Current portion of long-term debt                                           943,016
                                                                                -----------
               Total Current Liabilities                                          1,552,737

Long-term Debt less current portion                                                    --

Stockholders' Equity (Deficit)
        Preferred stock - undesignated; authorized, 10,000,000 shares; issued
               and outstanding, none                                                   --
        Common stock, $.001 par value 100,000,000 shares authorized;
               12,688,016 shares issued and outstanding                              12,688
        Additional paid in capital                                                6,197,690
        Retained earnings (deficit)                                              (6,890,249)
                                                                                -----------
Total Stockholders' Equity (Deficit)                                               (679,871)
                                                                                -----------
Total Liabilities and Stockholders' Equity (Deficit)                            $   872,866
                                                                                ===========









              See accompanying summary of accounting policies and
                         notes to financial statements.


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three months ended                Six months ended
                                                             March 31,                         March 31,
                                                   ------------------------------------------------------------
                                                        2005            2004           2005             2004
                                                   ------------    ------------    ------------    ------------

Revenue                                            $       --      $       --      $       --      $       --

Operating Expenses
        Cost of commercial leasing                         --            36,550             300         118,770
        General and administrative expense               16,239              22          49,265          41,188
                                                   ------------    ------------    ------------    ------------
              Total Operating Expenses                   16,239          36,572          49,565         159,958
                                                   ------------    ------------    ------------    ------------

Operating Income (Loss)                                 (16,239)        (36,572)        (49,565)       (159,958)

Other (Expenses) Income
        Other income                                       --               800            --               800
        Interest income                                   3,604             167           5,557             366
        Interest expense                                   --              --              --           (25,175)
                                                   ------------    ------------    ------------    ------------
              Total Other (Expense) Income                3,604             967           5,557         (24,009)

Net (Loss) Before Extraordinary Income                  (12,635)        (35,605)        (44,008)       (183,967)

Extraordinary Gain on sale of property                     --              --              --           804,937
                                                   ------------    ------------    ------------    ------------

                                                   ------------    ------------    ------------    ------------
Net Income (Loss)                                  $    (12,635)   $    (35,605)   $    (44,008)   $    620,970
                                                   ============    ============    ============    ============

Net Income (Loss) per Share, Basic and Diluted     $      (0.00)   $      (0.00)   $      (0.00)   $       0.05
                                                   ============    ============    ============    ============

Weighted average of number of shares outstanding     12,688,016      13,888,016      12,688,016      13,888,016
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



                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Six months ended
                                                                                     March 31,
                                                                            --------------------------
                                                                               2005            2004
                                                                            -----------    -----------

Cash Flows From Operating Activities
        Net (Loss)                                                         $   (44,008)   $   620,970
        Adjustments to reconcile net loss to net cash provided by
        operating activities
               (Gain) Loss on disposal of property                                --         (804,937)
               (Increase) Decrease in
                 Accounts receivable                                              --          (18,619)
               Other current assets and other assets                              --              853
               Increase (Decrease) in
                 Accounts payable                                              (13,851)         8,727
                 Accrued liabilities                                            (3,467)         6,496
                                                                           -----------    -----------
               Net Cash Flows Provided by (Used In) Operating Activities       (61,326)      (186,510)

Cash Flows From Investing Activities
        Proceeds from sale of property                                            --        3,285,062
        Proceeds from settlement deposit                                          --          299,000
        Loans made to related party                                               --         (750,642)
                                                                           -----------    -----------
               Net Cash Provided (Used) by Investing Activities                   --        2,833,420


Cash Flows from Financing Activities
        Repayments of long term debt and royalty                                  --       (2,704,320)
                                                                           -----------    -----------
               Net Cash Provided (Used) by Financing Activities                   --       (2,704,320)

Increase (Decrease) in Cash                                                    (61,326)       (57,410)
Cash at Beginning of Year                                                      934,192        179,478
                                                                           -----------    -----------
Cash at End of Year                                                        $   872,866    $   122,068
                                                                           ===========    ===========

Supplemental Information:
        Interest Paid in Cash                                              $      --      $    23,048
                                                                           ===========    ===========






              See accompanying summary of accounting policies and
                         notes to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2005 and 2004

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

5.   Fair Value of Financial Instruments

     The Company estimates the fair value of its financial instruments based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. All of the Company's financial instruments are held for purposes other than trading. The Company believes that the carrying value of all of its financial instruments approximates fair value as of March 31, 2005 and 2004.

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

NOTE E - NOTES PAYABLE

Notes payable consist of the following at March 31, 2005:


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

Aggregate future maturities of notes payable at March 31, 2005 are as follows:

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

NOTE G - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of March 31, 2005.

Employee Stock Option Plan

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On March 31, 2005 and 2004 there were no options outstanding under the plan.

NOTE H - INCOME TAXES

The Company's effective income tax rate differed from the federal statutory rate of 34% as follows for the periods ended September 30:

                                                        2004           2003
                                                        ----           ----
    Income taxes at federal statutory rate           $(17,000)    $ 574,000
    Change in valuation allowance, net of
      change in estimate of deferred tax
      liability                                        20,000      (675,000)
    State income taxes at statutory rate               (3,000)      101,000
    Effect of graduated rates                               -             -
    Revisions of prior year estimates                       -             -
                                                     --------     ---------

        Total tax benefit                            $      -     $       -
                                                     ========     =========

Components of deferred taxes are as follows at September 30:

                                                        2004           2003
                                                        ----           ----
    Assets

      Property and equipment                         $        -     $        -
      Intangible assets                                       -              -
      Tax loss carryforward                           1,464,000      1,799,000
      Valuation allowance                            (1,458,316)    (1,793,316)
                                                     ----------     ----------

          Total assets                                    5,684          5,684

    Liabilities
      Royalty payable and accrued liabilities            (5,684)        (5,684)
                                                     ----------     ----------

          Total                                      $        -     $        -
                                                     ==========     ==========

The valuation allowance increased(decreased) $450,324 and $(982,307) for the years ended September 30, 2004 and 2003, respectively.

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

Related Party Obligations

The following table reflects amounts owed to related parties as of March 31:

                                                       2005
                                 ----------------------------------------
                                                     Accounts payable and
                                 Notes payable, net   accrued liabilities
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

Dated:  July 25, 2007
                                                    SOONER HOLDINGS, INC.


                                                        /s/ R.C. Cunningham II
                                                    By
                                                       -------------------------
                                                        R.C. Cunningham II
                                                        Chief Executive Officer