Form 10QSB
period 2005-06-30
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of August 11, 2005, there were 12,688,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Item 3.  Controls and Procedures                                              14

PART II - Other Information                                                   14

Item 1.  Legal Proceedings                                                    14

Item 2.  Unregistered Sales of Equity Securities                              14

Item 3.  Defaults Upon Senior Securities                                      14

Item 4.  Submission of Matters to a Vote of Security Holders                  14

Item 6.  Exhibits                                                             14

SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements                                              Page
                                                                            ----

Consolidated Balance Sheet as of June 30, 2005 (Unaudited)                     4
Consolidated Statements of Operations
         For the Three Months Ended June 30, 2005 and 2004 and For the Nine
         Months Ended June 30, 2005 and 2004 (Unaudited)                       5
Statements of Cash Flows
         For the Nine Months Ended June 30, 2005 and 2004 (Unaudited)          6
Notes to Unaudited Financial Statements                                        7


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2005
                                   (Unaudited)


                                     ASSETS

Current Assets
        Cash and cash equivalents                                               $   849,869
                                                                                -----------
               Total Current Assets                                                 849,869
                                                                                -----------

Total Assets                                                                    $   849,869
                                                                                ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable                                                        $   224,246
        Accrued liabilities                                                         276,634
        Royalty payable                                                             106,439
        Current portion of long-term debt                                           943,016
                                                                                -----------
               Total Current Liabilities                                          1,550,335

Long-term Debt less current portion                                                    --

Stockholders' Equity (Deficit)
        Preferred stock - undesignated; authorized, 10,000,000 shares; issued
               and outstanding, none                                                   --
        Common stock, $.001 par value 100,000,000 shares authorized
               12,688,016 shares issued and outstanding                              12,688
        Additional paid in capital                                                6,197,690
        Retained earnings (deficit)                                              (6,910,844)
                                                                                -----------
Total Stockholders' Equity (Deficit)                                               (700,466)
                                                                                -----------
Total Liabilities and Stockholders' Equity (Deficit)                            $   849,869
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


                                                                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                  (Unaudited)


                                                         Three months ended            Nine months ended
                                                               June 30,                     June 30,
                                                   ------------------------------------------------------------
                                                        2005            2004            2005           2004
                                                   ------------    ------------    ------------    ------------


Revenue                                            $       --      $       --      $       --      $       --

Operating Expenses
        Cost of commercial leasing                           88          66,579             388         185,349
        General and administrative expense               23,156              55          72,421          41,243
                                                   ------------    ------------    ------------    ------------
              Total Operating Expenses                   23,244          66,634          72,809         226,592
                                                   ------------    ------------    ------------    ------------

Operating Income (Loss)                                 (23,244)        (66,634)        (72,809)       (226,592)

Other (Expenses) Income
        Other income                                       --              --              --               800
        Interest income                                   2,649             394           8,206             760
        Other expense                                      --           (16,200)           --           (16,200)
        Interest expense                                   --              --              --           (25,175)
                                                   ------------    ------------    ------------    ------------
              Total Other (Expense) Income                2,649         (15,806)          8,206         (39,815)

Net (Loss) Before Extraordinary Income                  (20,595)        (82,440)        (64,603)       (266,407)

Extraordinary Gain on sale of property                     --              --              --           804,937
                                                   ------------    ------------    ------------    ------------


Net Income (Loss)                                  $    (20,595)   $    (82,440)   $    (64,603)   $    538,530
                                                   ============    ============    ============    ============

Net Income (Loss) per Share, Basic and Diluted     $      (0.00)   $      (0.01)   $      (0.01)   $       0.04
                                                   ============    ============    ============    ============

Weighted average of number of shares outstanding     12,688,016      13,888,016      12,688,016      13,888,016
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



                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine months ended
                                                                                 June 30,
                                                                        --------------------------

                                                                            2005           2004
                                                                        -----------    -----------

Cash Flows From Operating Activities
        Net (Loss)                                                      $   (64,603)   $   538,530
        Adjustments to reconcile net loss to net cash provided by
        operating activities
               Depreciation, depletion and amortization                        --             --
               (Gain) Loss on disposal of property                             --         (804,937)
               (Increase) Decrease in
                 Accounts receivable                                           --          (18,618)
               Other current assets and other assets                           --              853
               Increase (Decrease) in
                 Accounts payable                                           (16,252)        10,326
                 Accrued liabilities                                         (3,468)         6,496
                                                                        -----------    -----------
               Net Cash Flows Provided (Used) by Operating Activities       (84,323)      (267,350)

Cash Flows From Investing Activities
        Proceeds from sale of property                                         --        3,282,321
        Proceeds from settlement deposit                                       --          299,000
        Loans made to related party                                            --         (805,642)
                                                                        -----------    -----------
               Net Cash Provided (Used) by Investing Activities                --        2,775,679


Cash Flows from Financing Activities
        Repayments of long term debt and royalty                               --       (2,665,259)
                                                                        -----------    -----------
               Net Cash Provided (Used) by Financing Activities                --       (2,665,259)

Increase (Decrease) in Cash                                                 (84,323)      (156,930)
Cash at Beginning of Year                                                   934,192        179,478
                                                                        -----------    -----------
Cash at End of Year                                                     $   849,869    $    22,548
                                                                        ===========    ===========

Supplemental Information:
        Interest Paid in Cash                                           $      --      $    25,174
                                                                        ===========    ===========













              See accompanying summary of accounting policies and
                         notes to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2005 and 2004

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

NOTE E - NOTES PAYABLE

Notes payable consist of the following at June 30, 2005:


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

Aggregate future maturities of notes payable at June 30, 2005 are as follows:

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

NOTE G - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of June 30, 2005.

Employee Stock Option Plan

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On June 30, 2005 and 2004 there were no options outstanding under the plan.

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

At September 30, 2004, the Company has net operating loss carryforwards for income tax purposes as follows:

               Expiration  date
               ----------------

                    2007                            153,000
                    2008                            707,000
                    2009                            244,000
                    2010                            358,000
                    2012                             29,000
                    2018                            280,000
                    2019                            371,000
                    2020                            520,000
                    2022                            998,000
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

Dated:  July 25, 2007
                                                SOONER HOLDINGS, INC.


                                                    /s/ R.C. Cunningham II
                                                By
                                                  ------------------------------
                                                  R.C. Cunningham II
                                                  Chief Executive Officer