Form 10KSB
period 2005-09-30
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the $0.02 average bid and asked price of such common equity, as of October 20, 2005: $124,436.

As of October 20, 2005, there were 12,688,016 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 1   Description of Business ..............................................1
         Summary and Development of the Company ...............................1
         Business of the Company ..............................................2
         Investigation and Selection of Business Opportunities ................4
         Form of Acquisition ..................................................7
         Investment Company Act and Other Regulation ..........................9
         Competition ..........................................................9
         No Rights of Dissenting Shareholders ................................10
         No Target Candidates for Acquisition ................................10
         Administrative Offices ..............................................10
         Employees ...........................................................10
         Risk Factors ........................................................10

Item 2   Property ............................................................16

Item 3   Legal Proceedings ...................................................16

Item 4   Submission of Matters to a Vote of Security Holders .................16

Item 5   Market for Common Equity and Related Stockholder Matters ............16

Item 6   Management's Discussion and Analysis or Plan of Operation............18
         Plan of Operation for the Next Twelve Months ........................18
         Off-Balance Sheet Arrangements ......................................19
         Contractual obligations .............................................19

Item 7   Financial Statements ................................................20

Item 8   Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure .......................................32

Item 8A  Controls and Procedures .............................................32

Item 8B  Other Information ...................................................33

Item 9   Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act ..............33
         Compliance with Section 16(a) of the Exchange Act ...................37
         Audit Committee and Audit Committee Financial Expert ................37
         Code of Ethics ......................................................37

Item 10  Executive Compensation ..............................................37
         Stock Options .......................................................38
         Employment Contracts ................................................38

Item 11  Security Ownership of Certain Beneficial Owners
              and Management .................................................38

Item 12  Certain Relationships and Related Transactions ......................40

Item 13  Exhibits ............................................................40

Item 14  Principal Accountant Fees and Services ..............................41

Signatures ...................................................................43

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

Product Research and Development
--------------------------------

     We spent nothing on research and development during the fiscal year ended September 30, 2005.

Business of the Company
-----------------------

     Our current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have no capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

     It is anticipated that our officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us. No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given that no funds are available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

     Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on Nasdaq SmallCap or a stock exchange (See "Investigation and Selection of Business Opportunities"). We anticipate that the business opportunities presented to us will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). We intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses or low profitability.

     We do not propose to restrict our search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     As a consequence of this registration of our securities, any entity, which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of us would be issued by us or purchased from our current principal shareholders by the acquiring entity or its affiliates. If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, none of our officers and directors would thereby become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain of our principal shareholders could occur at a time when the other shareholders of the company remain subject to restrictions on the transfer of their shares.

     Depending upon the nature of the transaction, the current officers and directors of our company may resign management positions with the company in connection with our acquisition of a business opportunity. See "Form of Acquisition," below, and "Risk Factors - The Company - Lack of Continuity in Management." In the event of such a resignation, our current management would not have any control over the conduct of the company's business following our combination with a business opportunity.

     It is anticipated that business opportunities will come to our attention from various sources, including our officers and directors, our other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

     We do not foresee that we would enter into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. Should we determine in the future, contrary to such foregoing expectations, that a transaction with an affiliate would be in the best interests of the company and its stockholders, the company is in general permitted by Oklahoma law to enter into such a transaction if:

o The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or

o The material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or

o The contract or transaction is fair as to the company as of the time it is authorized, approved or ratified, by the Board of Directors or the stockholders.

Investigation and Selection of Business Opportunities
-----------------------------------------------------

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the company will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems, which may exist, and to implement, or be primarily responsible for the implementation of, required changes. Because we may participate in a business opportunity with a newly organized firm or with a firm, which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     It is anticipated that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

     It is emphasized that our management may effect transactions having a potentially adverse impact upon our shareholders pursuant to the authority and discretion of our management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by such directors to seek the stockholders' advice and consent or because state law so requires.

     The analysis of business opportunities will be undertaken by or under the supervision of our officers, who are not professional business analysts. See "Management." Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we would agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that we will consider, among other things, the following factors:

o Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

o Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the company to qualify for listing on an exchange or on a national automated securities quotation system, such as Nasdaq, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company Regulation of Penny Stocks."

o Capital requirements and anticipated availability of required funds, to be provided by the company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

o    The extent to which the business opportunity can be advanced;

o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

o Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

o The cost of participation by the company as compared to the perceived tangible and intangible values and potential; and

o    The  accessibility  of  required  management  expertise,   personnel,   raw
     materials, services, professional assistance, and other required items.

     In regard to the possibility that our shares would qualify for listing on Nasdaq SmallCap, the current standards include the requirements that the issuer of the securities that are sought to be listed have stockholders' equity of at least $5 million, a market capitalization of at least $50 million or net income of $750,000 in its latest fiscal year or two of the last three fiscal years. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the Nasdaq listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

     Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a
financial  plan  of  operation  and  estimated  capital  requirements;   audited
financial  statements,  or  if  they  are  not  available,  unaudited  financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction; and other information deemed relevant.

     As part of our investigation, our executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the our limited financial resources and management expertise.

     It is possible that the range of business opportunities that might be available for consideration by us could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of "penny stocks." The regulations would affect, and possibly impair, any market that might develop in our securities until such time as they qualify for listing on Nasdaq or on another exchange which would make them exempt from applicability of the "penny stock" regulations. See "Risk Factors - Regulation of Penny Stocks."

     Our  management   believes  that  various  types  of  potential  merger  or
acquisition  candidates  might  find  a  business  combination  with  us  to  be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates that have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates who have a need for an immediate cash infusion are not likely to find a potential business combination with our company to be an attractive alternative.

     There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Form of Acquisition
-------------------

     It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of our company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of our company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of our company with other corporations or forms of business organization, and although it is likely, there is no assurance that our company would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of the voting shares of the company following a reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by stockholders.

     It is likely that our company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the company by the current officers, directors and principal shareholders. (See "Description of Business - General").

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market.

     We will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, we anticipate that our company or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither our company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

     In all probability, upon completion of an acquisition or merger, there will be a change in control through issuance of substantially more shares of common stock. Further, in conjunction with an acquisition or merger, it is likely that management may offer to sell a controlling interest at a price not relative to or reflective of any value of the shares sold by management, and at a price that could not be achieved by individual shareholders at the time.

Investment Company Act and Other Regulation
-------------------------------------------

     We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the Investment Act"), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act contains the definition of an "investment company," and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of "Investment Company." Consequently, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

     Our plan of business may involve changes in its capital structure, management, control and business, especially if we consummate reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

     Any securities which we might acquire in exchange for our Common Stock are expected to be "restricted securities" within the meaning of the Securities Act of 1933, as amended (the "Act"). If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale. Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale.

     An  acquisition  made  by us may be in an  industry  that is  regulated  or
licensed  by  federal,   state  or  local  authorities.   Compliance  with  such
regulations can be expected to be a time-consuming and expensive process.

Competition
-----------

     We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than our company and will therefore be in a better position than us to obtain access to attractive business opportunities.

We also will possibly experience competition from other public "blank check" companies, some of which may have more funds available than do we.

No Rights of Dissenting Shareholders
------------------------------------

     We do not intend to provide our shareholders with complete disclosure documentation including audited financial statements, concerning a possible target company prior to acquisition, because the Oklahoma Business Corporation Act vests authority in the Board of Directors to decide and approve matters involving acquisitions within certain restrictions. Any transaction would be structured as an acquisition, not a merger, with the Registrant being the parent company and the acquiree being merged into a wholly owned subsidiary. Therefore, a shareholder will have no right of dissent under Oklahoma law.

No Target Candidates for Acquisition
------------------------------------

     None of our company's officers, directors, promoters, affiliates, or associates has had any preliminary contact or discussion with any specific candidate for acquisition. There are no present plans, proposals, arrangements, or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition transaction.

Administrative Offices
----------------------

     We currently maintain a mailing address at 1440 Glenwood Drive, Oklahoma City, OK 73118, which is the office address of our chief executive officer. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of this mailing address.

Employees
---------

     We are now a development stage company and currently have no employees. Management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of our officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

Risk Factors
------------

     1. Conflicts of Interest. Certain conflicts of interest may exist between the company and its officers and directors. They have other business interests to which they devote their attention and may be expected to continue to do so, although management time should be devoted to the business of the company. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to the company. See "Management," and "Conflicts of Interest."

     It is anticipated that our officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, our officers may consider their own personal pecuniary benefit rather than the best interests of other company shareholders, and the other company shareholders are not expected to be afforded the opportunity to approve or consent to any particular stock buy-out transaction. See "Conflicts of Interest."

     2. Need For Additional Financing. We have limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if our funds prove to be sufficient to acquire an interest in, or complete a transaction with, a business opportunity, we may not have enough capital to exploit the opportunity. The ultimate success of the company may depend upon its ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with its modest capital.

     3. Regulation of Penny Stocks. Our securities, when available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the company's securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

     In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities may constitute "penny stocks" within the meaning of the rules, the rules would apply to our company and to its securities. The rules may further affect the ability of owners of shares to sell the securities of the company in any market that might develop for them.

     Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the company's securities.

     4. No Assurance of Success or Profitability. There is no assurance that we will acquire a favorable business opportunity. Even if we should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of our common stock will be increased thereby.

     5. Possible Business - Not Identified and Highly Risky. We have not identified and have no commitments to enter into or acquire a specific business opportunity and therefore can disclose the risks and hazards of a business or opportunity that it may enter into in only a general manner, and cannot disclose the risks and hazards of any specific business or opportunity that it may enter into. An investor can expect a potential business opportunity to be quite risky. Our acquisition of or participation in a business opportunity will likely be highly illiquid and could result in a total loss to our company and its stockholders if the business or opportunity proves to be unsuccessful. See Item 1, "Description of Business."

     6. Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of our limited capital, it is more likely than not that any acquisition by us will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

     7. Impracticability of Exhaustive Investigation. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. A significant portion of our available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

     8. Lack of Diversification. Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our acquisitions or operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

     9. Reliance upon Financial Statements. We generally will require audited financial statements from companies that we propose to acquire. Given cases where audited financials are available, we will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide increases the risk that our company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of our securities.

     Moreover, we will be subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and thus will be required to furnish certain information about significant acquisitions, including audited financial statements for any business that it acquires. Consequently, acquisition prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by us to be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Should our company, during the time it remains subject to the reporting provisions of the Exchange Act, complete an acquisition of an entity for which audited financial statements prove to be unobtainable, we would be exposed to enforcement actions by the Securities and Exchange Commission (the "Commission") and to corresponding administrative sanctions, including permanent injunctions against the Company and its management. The legal and other costs of defending a Commission enforcement action would have material, adverse consequences for our company and its business. The imposition of administrative sanctions would subject our company to further adverse consequences.

     In addition, the lack of audited financial statements would prevent our securities from becoming eligible for listing on Nasdaq, or on any existing stock exchange. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in the securities of our company. Without audited financial statements, we would almost certainly be unable to offer securities under a registration statement pursuant to the Securities Act of 1933, and the ability of the Company to raise capital would be significantly limited until such financial statements were to become available.

     10. Other Regulation. An acquisition made by our company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of our company.

     11. Dependence upon Management; Limited Participation of Management. We currently have only two individuals who are serving as our officers and directors on a part time basis. We will be heavily dependent upon their skills, talents, and abilities to implement our business plan, and may, from time to time, find that the inability of the officers and directors to devote their full time attention to the business of the company results in a delay in progress toward implementing our business plan. See "Management." Because investors will not be able to evaluate the merits of possible business acquisitions by the company, they should critically assess the information concerning the company's officers and directors.

     12. Lack of Continuity in Management. The Company does not have an employment agreement with its officers and directors, and as a result, there is no assurance they will continue to manage the company in the future. In connection with the acquisition of a business opportunity, it is likely the current officers and directors of the company may resign subject to compliance with Section 14f of the Securities Exchange Act of 1934. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the company.

     13. Indemnification of Officers and Directors. Oklahoma statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the company. The company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the company which it will be unable to recoup.

     14. Director's Liability Limited. Oklahoma Statutes exclude personal liability of its directors to the company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

     15. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the company's president without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the company. In the event the president of the company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

     16. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the company may be leveraged, i.e., the company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

     17. Competition. The search for potentially profitable business opportunities is intensely competitive. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than we do. These competitive conditions will exist in any industry in which the company may become interested.

     18. No Foreseeable Dividends. We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

     19. Loss of Control by Present Management and Stockholders. We may consider an acquisition in which we would issue as consideration for the business opportunity to be acquired an amount of our authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the company. The result of such an acquisition would be that the acquired company's stockholders and management would control the resultant company, and our company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the company by our current shareholders. In addition, our major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

     20. Inactive Public Market Exists. There is a public market for our common stock, but it is inactive and no assurance can be given that an active market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If an active market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

     21. Rule 144 Sales. Of the 12,688,016 shares of our common stock outstanding, none of the shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, other than the 6,466,210 shares owned by our management - and even those can be sold pursuant to Rule 144. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the restricted securities have been held by the owner for a period of two years. Nonaffiliate shareholders who have held their shares under Rule 144(K) for two years are eligible to have freely tradable shares. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop. All shares become available for resale (subject to volume limitations for affiliates) under Rule 144, one year after date of purchase subject to applicable volume restrictions under the Rule.

     22. Blue Sky Restrictions. Many states have enacted statutes or rules which restrict or prohibit the sale of securities of "blank check" companies to residents so long as they remain without specific business companies. To the extent any current shareholders or subsequent purchaser from a shareholder may reside in a state which restricts or prohibits resale of shares in a "blank check" company, warning is hereby given that the shares may be "restricted" from resale as long as the company is a shell company.

     In the event of a violation of state laws regarding resale of "blank check" shares the company could be liable for civil and criminal penalties which would be a substantial impairment to the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

     We have no property other than cash. We do not currently maintain an office or any other facilities. We currently maintain a mailing address at the home of our president, R.C. Cunningham II. We pay no rent for the use of this mailing address. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In fiscal 2005 there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise. Our last meeting of shareholders was in 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock trades on the Pink Sheets under the stock symbol "SOON". The high and low bid information for the stock during the years ended September 30, 2004 and 2005 is set forth below. The information was obtained from the Pink Sheets and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

         Calendar
         Quarter                            High                       Low
         -----------------------------------------------------------------

         2004:    1st Qtr                   0.01                       0.01
                  2nd Qtr                   0.01                       0.01
                  3rd Qtr                   0.01                       0.005
                  4th Qtr                   0.008                      0.005

         2005:    1st Qtr                   0.008                      0.006
                  2nd Qtr                   0.006                      0.005
                  3rd Qtr                   0.005                      0.005
                  4th Qtr                   0.005                      0.005

     Holders.
     --------

     As of September 30, 2005, we had 575 shareholders of record and 12,688,016 shares issued and outstanding. This does not include the holders whose shares are held in a depository trust in "street" name. As of September 30, 2005, 1,896,139 shares (or approximately 11.2 percent) of the issued and outstanding stock were held by Depository Trust Company in "street name".

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Financial Statements."

Plan of Operation for the Next Twelve Months

     Our current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have no capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     We are now in the development stage. We have current assets in the form of cash of $731,125 and current liabilities of $1,572,553 of which amount $1,219,652 is owed to related parties.

     We propose to carry out our plan of business as discussed above. We cannot predict to what extent its lack of liquidity and capital resources will impair the consummation of a business combination or whether we will incur further operating losses through any business entity, which we may eventually acquire.

     For the current fiscal year, we anticipate incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

No Need for Additional Financing
--------------------------------

     We have enough cash to meet our needs during the next twelve months by reason of the fact that we have $731,125 cash on hand and all of our liabilities except $352,901 are owed to related parties. There is no assurance, however, that without additional funds we will ultimately be able to complete a business combination. Once a business combination is completed, our needs for additional financing are likely to increase substantially.

     No commitments to provide additional funds have been made by management or other stockholders.


     Irrespective of whether our cash assets prove to be inadequate to meet our operational needs, we might seek to compensate providers of services by issuances of stock in lieu of cash.

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

---------------------------- -----------------------------------------------------------------------
                                                     Payments Due-by Period
---------------------------- -----------------------------------------------------------------------
        Contractual                            Less Than                                 More Than
        Obligations               Total         1 Year       1-3 Years     3-5 Years      5 Years
---------------------------- -------------- -------------- ------------- ------------- -------------
Long-Term Debt Obligations
                               $  943,016     $  943,016        --             --            --
---------------------------- -------------- -------------- ------------- ------------- -------------
Capital Lease Obligations
                                  None            --            --             --            --
---------------------------- -------------- -------------- ------------- ------------- -------------
Operating Lease Obligations
                                  None            --            --             --            --
---------------------------- -------------- -------------- ------------- ------------- -------------
Other Liabilities
Reflected on Our Balance
Sheet under GAAP
                                $ 629,537      $ 629,537        --             --            --
---------------------------- -------------- -------------- ------------- ------------- -------------

---------------------------- -------------- -------------- ------------- ------------- -------------
Total                          $1,572,553     $1,572,553        --             --            --
---------------------------- -------------- -------------- ------------- ------------- -------------

ITEM 7.  FINANCIAL STATEMENTS.


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                            21
Consolidated Balance Sheet as of September 30, 2005                           22
Consolidated Statements of Operations for the Years ended
         September 30, 2005 and 2004                                          23
Consolidated Statements of Cash Flows for the Years ended
         September 30, 2005 and 2004                                          24
Consolidated Statement of Stockholders' Deficit
         for the Years ended September 30, 2005 and 2004                      25
Notes to Consolidated Financial Statements                                    26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

Board of Directors and Stockholders
Sooner Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Sooner Holdings, Inc. and subsidiaries, as of September 30, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated balance sheet of Sooner Holdings, Inc., as of September 30, 2005, and the results of its operations, stockholders' equity and its cash flows for the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Murrell, Hall, McIntosh & Co., PLLP

Murrell, Hall, McIntosh & Co., PLLP
December 11, 2006


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005



                                     ASSETS

Current Assets
        Cash and cash equivalents                                                     $   731,125
                                                                                      -----------
               Total Current Assets                                                       731,125
                                                                                      -----------

Total Assets                                                                          $   731,125
                                                                                      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable-Trade                                                        $   242,997
        Accrued liabilities                                                               276,637
        Royalty payable and other                                                         109,904
        Notes payable to related parties                                                  943,016
                                                                                      -----------
               Total Current Liabilities                                                1,572,554

Long-term Debt less current portion                                                          --

Stockholders' Equity (Deficit)
        Preferred stock - undesignated; authorized, 10,000,000 shares; issued
               and outstanding, none                                                         --
        Common stock, $.001 par value 100,000,000 shares authorized
               12,688,016 shares issued and outstanding                                    12,688
        Additional paid in capital                                                      6,197,690
        Retained earnings (deficit)                                                    (7,051,807)
                                                                                      -----------
Total Stockholders' Equity (Deficit)                                                     (841,429)
                                                                                      -----------
Total Liabilities and Stockholders' Equity (Deficit)                                  $   731,125
                                                                                      ===========









                     See accompanying summary of accounting
                  policies and notes to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           Year ended
                                                          September 30,
                                                   ----------------------------
                                                        2005            2004
                                                   ------------    ------------

Revenue                                            $       --      $       --

Operating Expenses
        Cost of commercial leasing                          325         200,093
        General and administrative expense              224,245         569,561
        Depreciation, depletion and amortization           --               515
                                                   ------------    ------------
               Total Operating Expenses                 224,570         770,169
                                                   ------------    ------------

Operating Income (Loss)                                (224,570)       (770,169)

Other (Expenses) Income
        Other income                                      4,474             800
        Interest income                                  14,530             760
        Other expense                                      --            (7,494)
        Interest expense                                   --           (80,187)
                                                   ------------    ------------
               Total Other (Expense) Income              19,004         (86,121)

Net (Loss) Before Extraordinary Income                 (205,566)       (856,290)

Extraordinary Gain on sale of property                     --           804,937
                                                   ------------    ------------

                                                   ------------    ------------
Net Income (Loss)                                  $   (205,566)   $    (51,353)
                                                   ============    ============

Net Income (Loss) per Share, Basic and Diluted     $      (0.02)   $      (0.00)
                                                   ============    ============

Weighted average of number of shares outstanding     12,688,016      12,688,016
                                                   ============    ============


















                     See accompanying summary of accounting
                  policies and notes to financial statements.


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004





                                             Common stock          Additional                     Related         Total
                                    --------------------------      paid-In       Accumulated      party       Shareholders'
                                       Shares         Amount        capital        Deficit        payable    Equity (Deficit)
                                    -----------    -----------    -----------    -----------    -----------    -----------

Balance, September 30, 2003         13,888,016    $    13,888    $ 6,268,490    $(6,794,888)   $   (72,000)      (584,510)

Purchase and retirement of stock    (1,200,000)        (1,200)       (70,800)          --           72,000           --

Net Income                                --             --             --          (51,353)          --          (51,353)
                                   -----------    -----------    -----------    -----------    -----------    -----------

Balance, September 30, 2004         12,688,016         12,688      6,197,690     (6,846,241)          --         (635,863)

Net loss                                  --             --             --         (205,566)          --         (205,566)
                                   -----------    -----------    -----------    -----------    -----------    -----------

Balance, September 30, 2005         12,688,016    $    12,688    $ 6,197,690    $(7,051,807)   $      --      $  (841,429)
                                   ===========    ===========    ===========    ===========    ===========    ===========



















                     See accompanying summary of accounting
                  policies and notes to financial statements.


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Year ended
                                                                              September 30,
                                                                        --------------------------
                                                                            2005           2004
                                                                        -----------    -----------

Cash Flows From Operating Activities
        Net (Loss)                                                      $  (205,566)   $   (51,353)
        Adjustments to reconcile net loss to net cash provided by
        operating activities
               (Gain) Loss on disposal of property                             --         (804,937)
               (Increase) Decrease in
                 Accounts receivable                                           --          181,934
               Other current assets and other assets                           --              853
               Increase (Decrease) in
                 Accounts payable                                             2,499         23,449
                 Accrued liabilities                                           --         (251,663)
                                                                        -----------    -----------
               Net Cash Flows Provided (Used) by Operating Activities      (203,067)      (901,717)

Cash Flows From Investing Activities
        Proceeds from sale of property                                         --        3,291,522
        Proceeds from settlement deposit                                       --          299,000
        Loans made to related party                                            --         (805,642)
        Payments received on related party loans                               --        2,079,452
                                                                        -----------    -----------
               Net Cash Provided (Used) by Investing Activities                --        4,864,332


Cash Flows from Financing Activities
        Repayments of long term debt and royalty                               --       (3,207,902)
                                                                        -----------    -----------
               Net Cash Provided (Used) by Financing Activities                --       (3,207,902)

Increase (Decrease) in Cash                                                (203,067)       754,713
Cash at Beginning of Year                                                   934,192        179,478
                                                                        -----------    -----------
Cash at End of Year                                                     $   731,125    $   934,191
                                                                        ===========    ===========

Supplemental Information:
        Interest Paid in Cash                                           $      --      $    80,187
                                                                        ===========    ===========










                     See accompanying summary of accounting
                  policies and notes to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2005 and 2004

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

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholder's deficit. Subsequent to September 30, 2005, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. The company's current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. Management intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. Management cannot predict to what extent the company might incur further operating losses through any business entity which may eventually be acquired. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

5.   Fair Value of Financial Instruments

     The Company estimates the fair value of its financial instruments based upon existing interest rates related to such assets and liabilities compared to current rates of interest for instruments with a similar nature and degree of risk. All of the Company's financial instruments are held for purposes other than trading. The Company believes that the carrying value of all of its financial instruments approximates fair value as of September 30, 2005.

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

NOTE E - RELATED PARTY NOTES PAYABLE

Notes payable consist of the following at September 30, 2005:

      Notes   payable  to   related   parties,
      interest  at 10% per  annum,  payable on
      demand   after   September   30,   2003;
      uncollateralized                                                $  313,816

      Balloon   promissory   note  payable  to
      related party,  10% stated  interest per
      annum,  terms modified  September  2001;
      modified  terms call for this note to be
      payable on demand  after  September  30,
      2003                                                               629,200
                                                                      ----------

                                                                      $  943,016
                                                                      ==========

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

Employee Stock Option Plan

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On September 30, 2005 and 2004 there were no options outstanding under the plan.

NOTE H - INCOME TAXES

The Company's effective income tax rate differed from the federal statutory rate of 34% as follows for the periods ended September 30:

                                                        2005           2004
                                                        ----           ----
    Income taxes (benefit) at federal statutory rate  $(70,000)     $(17,000)
    Change in valuation allowance, net of
      change in estimate of deferred tax
      liability                                         82,000         20,000
    State income taxes at statutory rate               (12,000)        (3,000)
    Effect of graduated rates                                -              -
    Revisions of prior year estimates                        -              -
                                                     ---------      ---------

        Total tax benefit                            $       -      $       -
                                                     =========      =========

Components of deferred taxes are as follows at September 30:

                                                        2005           2004
                                                        ----           ----
    Assets
      Property and equipment                         $        -     $        -
      Intangible assets                                       -              -
      Tax loss carryforward                           1,546,000      1,464,000
      Valuation allowance                            (1,670,916)    (1,458,316)
                                                     ----------     ----------

          Total assets                                  124,916          5,684

    Liabilities
      Royalty payable and accrued liabilities          (124,916)        (5,684)
                                                     ----------     ----------

          Total                                      $        -     $        -
                                                     ==========     ==========

The valuation allowance increased $82,000 for the year ended September 30, 2005 and 2004 and increased by $20,000 for the fiscal year ended September 30, 2004.

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

At September 30, 2005, the Company has net operating loss carryforwards for income tax purposes as follows:

               Expiration  date
               ----------------

                    2007                         $  153,000
                    2008                            707,000
                    2009                            244,000
                    2010                            358,000
                    2012                             29,000
                    2018                            280,000
                    2019                            371,000
                    2020                            520,000
                    2021                            998,000
                    2022                            205,000
                                                 ----------
                                                 $3,865,000

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

ITEM 8B.  OTHER INFORMATION

     There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2005 that was not reported.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees.
--------------------------------------------------------

Directors of Sooner Holdings, Inc.

     Our current directors and their principal occupation are listed below. R.C.
Cunningham III is the son of R.C. Cunningham II, the president and chairman. The ownership amount and percent represents shares of our common stock beneficially owned by each of them as of December 15, 2005:

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
                                       Holdings, Inc.
R.C. Cunningham III   37    07/03/97   Vice President, Secretary and        72,129      *
                                       Chief Financial Officer, Sooner
                                       Holdings, Inc.

-------------------------

*        Less than 1%

(1) The amount and percent of ownership is based on the total shares of common stock outstanding of 12,688,016 shares as of December 15, 2005 less 3,000,000 shares returned to our company for cancellation but not yet cancelled.


Directors of the Subsidiaries.

                                                                          Director
        Name          Age         Principal Occupation       Subsidiary   Since
        ----          ---         --------------------       ----------   -----
R.C. Cunningham II    75    Chairman and President, Sooner   CO Park      06/01/89
                            Holdings, Inc.                   NDAC         09/04/97
R.C. Cunningham III   37    Vice President, Secretary and    CO Park      07/03/97
                            Chief Financial Officer          NDAC         09/04/97
                            Sooner Holdings, Inc.

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

Executive Officers, Promoters and Control Persons.

     Our current executive officers as of September 30, 2005, or our subsidiaries and their positions held in our company or its subsidiaries are listed in the table below. Officers are appointed by the board. R.C. Cunningham III is the son of R.C. Cunningham II, the president and chairman.

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

     It is possible that, after the company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the company's board of directors any discussions concerning possible compensation to be paid to them by any entity, which proposes to undertake a transaction with the company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the company's board of directors were offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction would not be approved by the company's board of directors as a result of the inability of the board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the company. In the event the company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for his referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the company will receive any finders' fee, either directly or indirectly, as a result of their respective efforts to implement the company's business plan outlined herein.

     The company has adopted a policy that its affiliates and management shall not be issued further common shares of the company, except in the event discussed in the preceding paragraphs.

     While all of the companies' officers, directors and insider shareholders have been involved in transactions involving "shell" corporations which are blank check or blind pool companies, none of them has been previously involved in establishing a blank check or blind pool company offering to be used in a shell transaction. A "blank check" company is a company that is formed without a specified business as its purpose. A "blind pool" company is a company that has raised money through a public or private offering for use to acquire an unspecified, undesignated business or company. Our company was not formed either as a "blank check" or a "blind pool" company. It was formed to be an operating company and operated several businesses for several years until the State of Oklahoma acquired all our real property in condemnation proceedings.

     New SEC regulations, which took effect November 2005, imposed additional burdens on shell companies that are parties to reverse mergers. Such companies are now required to file with the SEC, within four business days of executing a reverse merger contract, the audited and interim financial statements of the company to be acquired and the other information about such company that would be required to be in a Form 10 or 10-SB. Prior to these new regulations, the filing of such financial information could be delayed until 60 days after the reverse merger is actually effected, and the other information that would be in a Form 10 or 10-SB was not explicitly required in the Form 8-K that is filed to report the transaction. These new filing requirements are expected to inhibit or even prevent the accomplishment of most proposed reverse mergers.

Conflicts of Interest
---------------------

     The officers and directors of the company will not devote more than a portion of their time to the affairs of the company. There will be occasions when the time requirements of the company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

     The officers and directors of the company may be directors or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the company may in the future participate in business ventures, which could be deemed to compete directly with the company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the company's officers or directors are involved in the management of any firm with which the company transacts business. The company's board of directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the board of directors could elect to change this policy, the board of directors has no present intention to do so. In addition, if the company and other companies with which the company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the board of directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the '34 Act.

     The company's officers and directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the company's officers and directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the company's officers and directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the company and the company's other shareholders, rather than their own personal pecuniary benefit.

     No executive officer, director, person nominated to become a director, promoter or control person of our company has been involved in legal proceedings during the last five years such as

     o    bankruptcy,

     o criminal proceedings (excluding traffic violations and other minor offenses), or

     o proceedings permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

     o Nor has any such person been found by a court of competent jurisdiction in a civil action, or the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

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

     Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, we believe that during fiscal 2005 all the reporting persons complied with Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

     The table below sets forth all compensation awarded to, earned by, or paid to our chief executive officer during the last three years and any other executive that earned compensation in excess of $100,000:


---------------------------------------------------------------------------------------------------------
                                                            Long Term
----------------------------------------------------------  Compensation
                         Annual Compensation                Awards                  Payouts
---------------------------------------------------------- ----------------------- ----------
                                                   Other                Securities
Name and                                           Annual   Restricted  Underlying             All Other
Principal                                          Compen-  Stock       Options/    LTIP       Compen-
Position               Year    Salary     Bonus    sation   Awards      SARS        Payouts    sation
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- -----------
R. C Cunningham, II,
CEO                    2005   $100,000        $0   $8,719           0           0          0       $8,719
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- ------------
                       2004   $240,000        $0   $4,800           0           0          0       $4,800
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- ------------
                       2003         $0        $0   $4,800           0           0          0       $4,800
--------------------- ------ ---------- --------- -------- ----------- ----------- ---------- ------------
Ronnie M. Alexander,
Director and VP, ND
Acquisitions, Inc.     2003   $120,000        $0       $0           0           0          0      $23,705
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows information as of December 15, 2005 with respect to each beneficial owner of more than five percent of our only voting stock and to each of the officers and directors of our company and as a group:

                                                                         % of
                                                         No. of Shares   Class
                                                         -------------   -----
R.C. Cunningham II (1)
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

Ron Alexander, Sr. (5)
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

     (1) The number of shares and percent are based on the current number of shares of common stock outstanding of 12,688,016 shares less 3,000,000 shares returned to the company for cancellation but not yet cancelled.

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

                  Fiscal Year ended September 30, 2005                 $9,748
                  Fiscal Year ended September 30, 2004                 $  -0-

     Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended September 30, 2005                 $613
                  Fiscal Year ended September 30, 2004                 $-0-

     Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended September 30, 2005                 $1,850
                  Fiscal Year ended September 30, 2004                 $2,750

     All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended September 30, 2005                 $-0-
                  Fiscal Year ended September 30, 2004                 $-0-

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

Date:  July 25, 2007             SOONER HOLDINGS, INC.


                                    /s/ R.C. Cunningham II
                                 By
                                   ---------------------------------------------
                                   R.C. Cunningham II, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 /s/ R.C. Cunningham II
Date:  July 25, 2007
                                 -----------------------------------------------
                                 R.C. Cunningham II, Chairman of the Board,
                                 Chief Executive Officer, President and Director


                                 /s/ R.C. Cunningham III
Date:  July 25, 2007
                                 -----------------------------------------------
                                 R.C. Cunningham III, Secretary, Chief Financial Officer and Director

                              SOONER HOLDINGS, INC.
                           Commission File No. 0-18344

                                  EXHIBIT INDEX

                                   Form 10-KSB
                       For the Fiscal Year Ended 09-30-05

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