Form 10QSB
period 2005-12-31
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2005

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of February 11, 2006, there were 12,688,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            12

Item 3.  Controls and Procedures                                              13

PART II - Other Information                                                   13

Item 1.  Legal Proceedings                                                    13

Item 2.  Unregistered Sales of Equity Securities                              13

Item 3.  Defaults Upon Senior Securities                                      13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 6.  Exhibits                                                             13

SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page

Consolidated Balance Sheet as of December 31, 2005 (Unaudited)                 4
Consolidated Statements of Operations
         For the Three Months Ended December 31, 2005 and 2004 (Unaudited) 5 Statements of Cash Flows
         For the Three Months Ended December 31, 2005 and 2004 (Unaudited)     6
Notes to Unaudited Financial Statements                                        7



                              SOONER HOLDINGS, INC.
                             CONDENSED BALANCE SHEET
                               December 31, 2005
                                   (Unaudited)


                                     ASSETS

Current Assets
        Cash and cash equivalents                                               $   516,068
                                                                                -----------
               Total Current Assets                                                 516,068
                                                                                -----------

                                                                                -----------
Total Assets                                                                    $   516,068
                                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts payable                                                        $     5,974
        Accrued liabilities                                                          94,891
        Current portion of Note Payable to Related Party                            300,000
                                                                                -----------
               Total Current Liabilities                                            400,865

Stockholders' Equity (Deficit)
        Preferred stock - undesignated; authorized, 10,000,000 shares; issued
               and outstanding, none                                                   --
        Common stock, $.001 par value 100,000,000 shares authorized
               12,688,016 shares issued and outstanding                              12,688
        Additional paid in capital                                                6,197,690
        Retained earnings (deficit)                                              (6,095,175)
                                                                                -----------
Total Stockholders' Equity                                                          115,203
                                                                                -----------
Total Liabilities and Stockholders' Equity                                      $   516,068
                                                                                ===========










                 See accompanying summary of accounting policies
                  and notes to condensed financial statements.

                              SOONER HOLDINGS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three months ended
                                                           December 31,
                                                   ----------------------------
                                                        2005            2004
                                                   ------------    ------------

Revenue                                            $       --      $       --

Operating Expenses
        Cost of commercial leasing                         --               300
        General and administrative expense               32,680          33,026
                                                   ------------    ------------
               Total Operating Expenses                  32,680          33,326
                                                   ------------    ------------

Operating Income (Loss)                                 (32,680)        (33,326)

Other (Expenses) Income
        Interest income                                   3,772           1,953
        Gain on settlement of debt                       39,340            --
        Gain on sale of subsidiary                      946,199            --
                                                   ------------    ------------
               Total Other (Expense) Income             989,311           1,953

                                                   ------------    ------------
Net Income (Loss)                                  $    956,631    $    (31,373)
                                                   ============    ============

Net Income (Loss) per Share, Basic and Diluted     $       0.08    $      (0.00)
                                                   ============    ============

Weighted average of number of shares outstanding     12,688,016      12,688,016
                                                   ============    ============















               See accompanying summary of accounting policies and
                    notes to condensed financial statements.


                              SOONER HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Three months ended
                                                                                December 31,
                                                                           ----------------------
                                                                              2005         2004
                                                                           ---------    ---------

Cash Flows From Operating Activities
        Net Income (Loss)                                                  $ 956,631    $ (31,373)
        Adjustments to reconcile net loss to net cash provided by
        operating activities
               (Increase) Decrease in
                 (Gain) loss on sale of subsidiary                          (946,199)        --
               Increase (Decrease) in
                 Accounts payable                                             (4,038)     (13,995)
                 Accounts payable adjustments                                (39,340)        --
                 Accrued liabilities                                            --         (3,467)
                                                                           ---------    ---------
               Net Cash Flows Provided by (Used in) Operating Activities     (32,946)     (48,835)

Increase (Decrease) in Cash                                                  (32,946)     (48,835)
Cash at Beginning of Year                                                    549,014      934,191
                                                                           ---------    ---------
Cash at End of Year                                                        $ 516,068    $ 885,356
                                                                           =========    =========

Supplemental Information:
        Interest Paid in Cash                                              $    --      $    --
                                                                           =========    =========
        Taxes Paid                                                         $    --      $    --
                                                                           =========    =========













                     See accompanying summary of accounting
             policies and notes to condensed financial statements.

                           SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         December 31, 2005 and 2004



NOTE A - ORGANIZATION AND OPERATIONS

Sooner Holdings, Inc. ("Sooner" or the "Company"), an Oklahoma corporation, formerly conducted business through three of its wholly owned subsidiaries. Charlie O Business Park Incorporated ("Business Park"), which was liquidated into Sooner on October 1, 2005, was engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. ND Acquisition Corp. ("NDAC"), which was sold on September 30, 2005, operated minimum security correctional facilities. Sooner Communications, Inc. ("Telecommunications") was liquidated into Sooner Holdings on October 1, 2005. It was engaged in providing enhanced services to the telecommunications industry. Currently, Sooner is in the process of winding down its business activities, while the Directors look for other business opportunities.

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

3.   Income Taxes

     The Company provides for deferred income taxes on carryforwards and temporary differences between the basis of assets and liabilities for financial statement and tax reporting purposes. Additionally, the Company provides a valuation allowance on deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

4.   Loss Per Common Share

     Basic loss per share has been computed on the basis of weighted average common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as the Company has no outstanding dilutive potential common shares.

5.   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

6.   Concentrations of Credit Risk

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

NOTE D -LIQUDIATION OF SUBSIDIARIES

On October 1, 2005, the two remaining subsidiaries of Sooner Holdings, Inc. were liquidated into Sooner. This was accomplished by exchanging all the outstanding stock of each subsidiary for the remaining assets and liabilities of the subsidiary. Sooner Communications, Inc. had no assets and its only liabilities were inter-company payables to Sooner Holdings, Inc. in the amount of $821,725 and to Charlie O Business Park, Inc. in the amount of $26,722. In addition, there was one outstanding payable of $1,495 which was assumed by Sooner Holdings, Inc. Charlie O Business Park, Inc. had only one asset other than its inter-company receivables from Sooner Holdings, Inc. and Sooner Communications, Inc. That asset was a receivable from ND Acquisition Corp. in the amount of $56,470. As part of the liquidation, Charlie O Business Park, Inc. transferred its remaining accounts payable of $14,029 to Sooner Holdings, Inc.

NOTE E - NOTES PAYABLE

Notes payable consist of the following at December 31, 2005:


    Notes payable to related parties, interest
    at 10% per annum, payable on demand after
    September 30, 2003; uncollateralized                              $  300,000

NOTE F - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of December 31, 2005.

Employee Stock Option Plan

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On December 31, 2005 and 2004 there were no options outstanding under the plan.

NOTE G - INCOME TAXES

Sooner Holdings, Inc. owned 100% of the outstanding stock of Charlie O Business Park, Inc. and Sooner Communications, Inc. In all prior years, Sooner Holdings, Inc., as parent, filed a consolidated income tax return with its subsidiaries. The liquidation of the two remaining subsidiaries should not create any tax liability to either the parent or the subsidiaries. Since Sooner Holdings, Inc. owned 100% of Charlie O Business Park, Inc. the complete liquidation of the subsidiary normally qualifies as a tax-free liquidation under Internal Revenue Code Section 332. Sooner Holdings, Inc. will not recognize any gain or loss on liquidating distributions. Sooner Holdings, Inc. will take a carryover basis in any assets distributed, and any gain or loss in the assets will be preserved and recognized when Sooner Holdings disposes of the assets. Charlie O will not recognize a gain or loss on its distribution of its assets to Sooner Holdings, Inc.

Since Sooner Communications, Inc. was insolvent at the time of its liquidation into Sooner Holdings, Inc., Internal Revenue Code Section 332 will not be available and would be governed by Internal Revenue Code Section 331. Under
Section 331, Sooner Holdings, Inc. would generally recognize gain to the extent the value of the property received exceeded the basis of the stock surrendered. However, since Sooner Communications, Inc. had no assets, no gain will be created or recognized.

Components of deferred taxes are as follows at       December 31,

                                                        2005            2004
                                                       -----            ----

    Assets
      Tax loss carryforward                           3,973,000      2,007,124
      Valuation allowance                            (3,973,000)    (2,001,440)
                                                     ----------     -----------

          Total assets                                        -          5,684

    Liabilities
      Royalty payable and accrued liabilities                 -         (5,684)
                                                     ----------      ---------

          Total                                      $        -     $        -
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

At December 31, 2005, the Company has net operating loss carryforwards for income tax purposes as follows:

               Expiration  date
               ----------------
                    2007                            153,000
                    2008                            707,000
                    2009                            244,000
                    2010                            358,000
                    2012                             29,000
                    2018                            280,000
                    2020                            371,000
                    2021                            998,000
                    2022                            205,000
                    2024                            406,000
                    2025                            222,000
                                                 ----------
                                                 $3,973,000

NOTE G - RELATED PARTY TRANSACTIONS

Related Party Obligations

The following table reflects amounts owed to related parties as of December 31:

                                         2005                  2004
                                  ----------------------------------------
                                                      Accounts payable and
                                  Notes payable, net   accrued liabilities
                                  ------------------  --------------------
Aztore Holdings, Inc.               $   300,000            $  300,000

Total related party
  liabilities                       $   300,000            $  300,000
                                    ===========            ==========

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of management, such matters will be resolved without material effect on the Company's results of operations or financial condition.

NOTE I - EXTRAORDINARY INCOME AND LOSS ITEMS

After reviewing the accounts payable, management has determined that the balance being carried as being owed by Sooner Holdings, Inc. and its subsidiaries represented amounts which had been previously negotiated and credit received from its supplying vendors. Accordingly, $39,340 has been recorded as a gain in other income to recognize the settlement of amounts owed.

As part of the liquidation of Charlie O Business Park, Inc. into Sooner Holdings, Inc. a receivable from ND Acquisition Corp. (a formerly wholly owned subsidiary) was recorded. Management has determined that the amounts cannot be collected from ND Acquisition Corp. and accordingly $56,470 has been included in the net gain on sale of subsidiary.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ending December 31, 2005 and is qualified in its entirely by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - First Three Months of Fiscal Year Ending September 30, 2006 Compared to First Three Months of Fiscal Year Ending September 30, 2005

     The following table sets forth, as a percentage of Total Other Income, an analysis of several line-items of our Statement of Operations.

                                              THREE MONTHS ENDING
                                                  DECEMBER 31,
                                           2005                   2004
                                           ----                   ----

Revenues                                   0.00%                  0.00%
Operating Expense                          3.30%               1706.40%
Operating Loss                            -3.30%              -1706.40%
Total Other Income                       100.00%                100.00%
Net Income (Loss)                         96.70%              -1606.40%

Results of Operations

     Revenues

     Because of the acquisition of our business properties by government agencies, our company did not have any sales, and therefore did not produce any revenues from operations. Our interest income was $3,772 for the three months ending December 31, 2005 as compared to $1,953 for the same period ending December 31, 2004.

     We were notified by the Oklahoma Department of Transportation ("ODOT") that our Business Park's real property would be condemned as part of the re-routing of Interstate Highway 40. Our management met with ODOT's appraisers and received ODOT's settlement of $4,350,000 for the condemnation of the property in late July 2003. The condemnation resulted in an extraordinary gain of $2,030,783 for the year ending September 30, 2003. We searched for replacement property to continue this line of business but were unable to find suitable property.

     During July 2003 we were notified that the NDAC property was included in the area marked for improvement by the Oklahoma Capital Improvement Authority. We closed on this transaction in November 2003. We received $2,300,000 from the sale of the NDAC property to the Oklahoma Capital Improvement Authority resulting in an extraordinary gain of $804,937 for the year ending September 30, 2004.

     On October 1, 2005, two subsidiaries of Sooner Holdings, Inc. were liquidated into Sooner. This was accomplished by exchanging all the outstanding stock of each subsidiary for the remaining assets and liabilities of the subsidiary. Sooner Communications, Inc. had no assets and its only liabilities were intercompany payables to Sooner Holdings, Inc. ($821,725) and to Charlie O Business Park, Inc. ($26,722). In addition there was one outstanding payable of $1,495 which was assumed by Sooner Holdings, Inc. Charlie O Business Park, Inc. had only one asset other than its inter-company receivables from Sooner Holdings, Inc. and Sooner Communications, Inc. That asset was a receivable from ND Acquisition Corp. in the amount of $56,470. As part of the liquidation, Charlie O Business Park, Inc. transferred its remaining accounts payable of $14,029 to Sooner Holdings, Inc.

     On October 5, 2005, the Company sold the ownership of its remaining subsidiary, ND Acquisition Corp., to Midwest Property Management & Service Co., a related party. The buyer agreed to purchase price of cash in the amount of $10 plus the assumption of all accounts payable of the company. This sale resulted in a net gain to Sooner of $946,199 which was included in Other Income for the quarter ending December 31, 2005.

     Costs and Expenses

     Our General and Administrative expenses decreased 1.98% to $32,680 during the quarter ending December 31, 2005, as compared to $33,026 for the comparable period in 2004. Our General and Administrative expenses are mainly limited occupancy costs and professional fees from our accountants and legal advisors. Our General and Administrative expenses for the three months ending December 31, 2005 and December 31, 2004 are as follows.

                              Three Months Ending
                                 December 31,              Increase
                            2005            2004          (Decrease)
                            ----            ----          ----------


Professional Fees        $ 24,632        $ 20,940            3,692
Rent                        4,617           4,617                0
Travel                        600           2,260           (1,660)
Office Expense              2,831           5,209           (2,378)
                         --------        --------         --------
                         $ 32,680        $ 33,026             (346)
                         ========        ========         ========

     Liquidity and Capital Resources

     We had current assets (cash) as of December 31, 2005 of $516,068 and this was a reduction of $369,288 from our cash position of $885,356 as of December 31, 2004. This reduction was attributable to the cash remaining in our sold subsidiary, the reduction of liabilities, and the payment of current operating expenses. Our total working capital is $115,203 for the quarter ending December 31, 2005, which is an increase of $782,438 from the working capital deficit for the quarter ending December 31, 2004 of ($667,235). This increase in working capital was due primarily to the liabilities of our sold subsidiary (NDAC) being assumed by the purchaser of the subsidiary.

     Considering the working capital (cash) required to retire the remaining debts, pay accrued liabilities, and pay future administrative costs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, we are not certain that the company has sufficient cash to meet those requirements for the next twelve months. Our company may have to seek loans or equity payments to cover the unfunded costs,

Plan of Operation for the Next Twelve Months

     Our current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity such as a corporation, joint venture or partnership. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

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

 16 Letter of February 5, 2003 of Grant Thornton LLP. agreeing (2) with the statements made in this Form 8-K by Sooner Holdings, Inc., concerning Sooner's change of principal independent accountants.

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

Dated:  July 25, 2007
                                                       SOONER HOLDINGS, INC.


                                                       By /s/ R.C. Cunningham II
                                                          ----------------------
                                                          R.C. Cunningham II
                                                         Chief Executive Officer