Form 10QSB
period 2006-03-31
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of May 11, 2006, there were 12,688,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            12

Item 3.  Controls and Procedures                                              14

PART II - Other Information                                                   15

Item 1.  Legal Proceedings                                                    15

Item 2.  Unregistered Sales of Equity Securities                              15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 6.  Exhibits                                                             15

SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page

Consolidated Balance Sheet March 31, 2006 (Unaudited)                          4
Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2006 and 2005 and Six Months
                  Ended March 31, 2006 and 2005 (Unaudited)                    5
Statements of Cash Flows Six Months Ending
                  March 31, 2006 and 2005 (Unaudited)                          6
Notes to Unaudited Financial Statements                                        7


                              SOONER HOLDINGS, INC.
                                  BALANCE SHEET
                                 March 31, 2006
                                   (Unaudited)


                                     ASSETS

Current Assets
        Cash and cash equivalents                                               $    29,841
                                                                                -----------
               Total Current Assets                                                  29,841

                                                                                -----------
Total Assets                                                                    $    29,841
                                                                                ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable                                                        $     5,975
                                                                                -----------
               Total Current Liabilities                                              5,975

Stockholders' Equity (Deficit)
        Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
        Common stock, $.001 par value 100,000,000 shares authorized
               12,688,016 shares issued and outstanding                              12,688
        Additional paid in capital                                                6,197,690
        Retained earnings (deficit)                                              (6,186,512)
                                                                                -----------
Total Stockholders' Equity (Deficit)                                                 23,866
                                                                                -----------
Total Liabilities and Stockholders' Equity (Deficit)                            $    29,841
                                                                                ===========



















                     See accompanying summary of accounting
                  policies and notes to financial statements.


                              SOONER HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ending             Six months ending
                                                             March 31,                     March 31,
                                                   --------------------------    --------------------------
                                                        2006           2005           2006          2005
                                                   -----------    -----------    -----------    -----------

Revenue                                                   --             --             --             --

Operating Expenses
       Cost of commercial leasing                         --             --             --              300
       General and administrative expense                8,183         16,239         40,857         49,265
                                                   -----------    -----------    -----------    -----------
             Total Operating Expenses                    8,183         16,239         40,857         49,565
                                                   -----------    -----------    -----------    -----------

Operating Income (Loss)                                 (8,183)       (16,239)       (40,857)       (49,565)

Other (Expenses) Income
       Interest income                                   2,838          3,604          6,611          5,557
       Interest expense                                (85,993)          --          (85,999)          --
       Gain on sale of subsidiary                         --             --          946,199           --
       Other income (expense)                             --             --           39,340           --
                                                   -----------    -----------    -----------    -----------
             Total Other (Expense) Income              (83,155)         3,604        906,151          5,557


                                                   -----------    -----------    -----------    -----------
Net Income (Loss)                                      (91,338)       (12,635)       865,294        (44,008)
                                                   ===========    ===========    ===========    ===========

Net Income (Loss) per Share, Basic and Diluted     $     (0.01)   $     (0.00)   $      0.07    $     (0.00)
                                                   ===========    ===========    ===========    ===========

Weighted average of number of shares outstanding    12,688,016     12,688,016     12,688,016     12,688,016
                                                   ===========    ===========    ===========    ===========












                     See accompanying summary of accounting
                   policies and notes to financial statements.


                              SOONER HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six months ended
                                                                                 March 31,
                                                                        --------------------------
                                                                           2006             2005
                                                                        ---------        ---------

Cash Flows From Operating Activities
        Net (Loss)                                                      $ 865,294        $ (44,008)
        Adjustments to reconcile net loss to net cash provided by
        operating activities
               (Gain) loss on sale of subsidiary                         (946,199)            --
               Increase (Decrease) in
                 Accounts payable                                         (43,743)         (13,852)
                 Accrued liabilities                                     (276,636)          (3,466)
                                                                        ---------        ---------
               Net Cash Flows From Operating Activities                  (401,284)         (61,326)

Cash Flows from Financing Activities
        Repayments of long term debt                                     (300,000)            --
                                                                        ---------        ---------
               Net Cash Provided (Used) by Financing Activities          (300,000)            --

Increase (Decrease) in Cash                                              (701,284)         (61,326)
Cash at Beginning of Year                                                 731,125          934,192
                                                                        ---------        ---------
Cash at End of Year                                                     $  29,841        $ 872,866
                                                                        =========        =========

Supplemental Information:
        Interest Paid in Cash                                           $  85,987        $    --
                                                                        =========        =========













                     See accompanying summary of accounting
                  policies and notes to financial statements.

                           SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 2006 and 2005



NOTE A - ORGANIZATION AND OPERATIONS

Sooner Holdings, Inc. ("Sooner" or the "Company"), an Oklahoma corporation, formerly conducted business through three of its wholly owned subsidiaries. Charlie O Business Park Incorporated ("Business Park") which was liquidated into Sooner on October 1, 2005 was engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. ND Acquisition Corp. ("NDAC") which was sold on September 30, 2005 operated minimum security correctional facilities. Sooner Communications, Inc. ("Telecommunications") was liquidated into Sooner Holdings on October 1, 2005. It was engaged in providing enhanced services to the telecommunications industry. Currently, Sooner is in the process of winding down its business activities, while the Directors look for other business opportunities.

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

1.   Principles of Consolidation

     The amounts reflected in the period ending March 31, 2006 represent only the accounts of Sooner after the liquidation of the two subsidiaries. The prior period comparison amounts represent consolidated financial statements include the accounts of Sooner Holdings, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE D -LIQUDIATION OF SUBSIDIARIES

On October 1, 2005, the two remaining subsidiaries of Sooner Holdings, Inc. were liquidated into Sooner. This was accomplished by exchanging all the outstanding stock of each subsidiary for the remaining assets and liabilities of the subsidiary. Sooner Communications, Inc. had no assets and its only liabilities were inter-company payables to Sooner Holdings, Inc. in the amount of $821,725 and to Charlie O Business Park, Inc. in the amount of $26,722. In addition there was one outstand payable of $1,495 which was assumed by Sooner Holdings, Inc. Charlie O Business Park Inc. had only one asset other than its inter-company receivables from Sooner Holdings, Inc. and Sooner Communications, Inc. That asset was a receivable from ND Acquisition Corp. in the amount of $56,470. As part of the liquidation, Charlie O Business Park, Inc. transferred it remaining accounts payable of $14,029 to Sooner Holdings, Inc.

NOTE E - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of March 31, 2006.

Employee Stock Option Plan

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On March 31, 2006 and 2005 there were no options outstanding under the plan.

NOTE F - INCOME TAXES

Sooner Holdings, Inc. owned 100% of the outstanding stock of Charlie O Business Park, Inc. and Sooner Communications, Inc. In all prior years, Sooner Holdings, Inc. as parent filed a consolidated income tax return with its subsidiaries. The liquidation of the two remaining subsidiaries should not create any tax liability to either the parent or the subsidiaries. Since Sooner Holdings, Inc. owned 100% of Charlie O Business Park, Inc. the complete liquidation of the subsidiary normally qualifies as a tax-free liquidation under Internal Revenue Code Section 332. Sooner Holdings will not recognize any gain or loss on liquidating distributions. Sooner Holdings will take a carryover basis in any assets distributed and any gain or loss in the assets will be preserved and recognized when Sooner Holdings disposes of the assets. Charlie O will not recognize a gain or loss on its distribution of its assets to Sooner Holding.

Since Sooner Communications, Inc. was insolvent at the time of its liquidation into Sooner Holdings, Internal Revenue Code Section 332 will not be available and would be governed by Internal Revenue Code Section 331. Under Section 331, Sooner Holdings would generally recognize gain to the extent the value of the property received exceeded the basis of the stock surrendered. However, since Sooner Communications had no assets, no gain will be created or recognized.

Components of deferred taxes are as follows at March 31,

                                                        2006            2005
                                                        ----            ----

    Assets
      Tax loss carryforward                           3,856,000      2,007,124
      Valuation allowance                            (3,856,000)    (2,001,440)
                                                     ----------     -----------

          Total assets                                        -          5,684

    Liabilities
      Royalty payable and accrued liabilities                 -         (5,684)
                                                     ----------     ----------

          Total                                      $        -     $        -
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

At March 31, 2005, the Company has net operating loss carryforwards for income tax purposes as follows:

               Expiration  date
               ----------------
                    2007                            153,000
                    2008                            707,000
                    2009                            244,000
                    2010                            358,000
                    2012                             29,000
                    2018                            280,000
                    2020                            371,000
                    2021                            998,000
                    2022                            205,000
                    2024                            406,000
                    2025                            105,000
                                                 ----------
                                                 $3,856,000

NOTE G - RELATED PARTY TRANSACTIONS

Related Party Obligations

The following table reflects amounts owed to related parties as of March 31:

                                      2006                 2005
                               ----------------------------------------
                               Notes payable, net   Notes payable, net
                               ------------------  --------------------
Aztore Holdings, Inc.                    -               300,000

Total related party
  liabilities                  $         -              $300,000
                               ===========              ========

During March 2006, a stockholder acquired the long term notes receivable of $300,000 from other shareholders. On March 31, 2006 the company paid the outstanding balance of $300,000 along with $94,891 accrued interest and $85,987 in current interest.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of management, such matters will be resolved without material effect on the Company's results of operations or financial condition.




Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ending March 31, 2006 and is qualified in its entirely by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial
Statements."

Results of  Operations  - For the Three and Six Month  Periods  Ending March 31,
2006, Compared to the Three and Six Month Periods Ending March 31, 2005

     The following table sets forth, as a percentage of TOTAL OTHER INCOME an analysis of several line-items of our Statement of Operations.

                               ---Three Months Ending---                  --Six Months Ending--
                                       March 31                                March 31

                              2006                2005                 2006              2005
                              ----                ----                 ----              ----

Revenues                      0.00%              0.00%                 0.00%              0.00%
Operating Expense            -9.84%            450.58%                 4.51%            891.94%
Operating Loss               -9.84%           -450.58%                -4.51%           -891.94%
Total Other Income          100.00%            100.00%               100.00%            100.00%
Net Income (Loss)           109.84%           -350.58%                95.49%           -791.94%



Results of Operations

     Revenues

     Because of the acquisition of our business properties by government agencies, our company did not have any sales, and therefore did not produce any revenues from operations. Our interest income was $2,838 for the three months ending March 31, 2006, and $6,611 for the six months period ending March 31, 2006. That compares to $3,604 for the three months ending March 31, 2005 and $5,557 for the six months period ending March 31, 2005.

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


     On October 1, 2005, two subsidiaries of Sooner Holdings, Inc. were liquidated into Sooner. This was accomplished by exchanging all the outstanding stock of each subsidiary for the remaining assets and liabilities of the subsidiary. Sooner Communications, Inc. had no assets and its only liabilities were inter-company payables to Sooner Holdings, Inc. ($821,725) and to Charlie O
Business Park, Inc. In addition there was one outstanding payable of $1,495 which was assumed by Sooner Holdings, Inc. Charlie O Business Park Inc. had only one asset other than its inter-company receivables from Sooner Holdings, Inc.
and Sooner Communications,  Inc. That asset was a receivable from ND Acquisition
Corp. in the amount of $56,470.  As part of the liquidation,  Charlie O Business
Park,  Inc.  transferred  its  remaining  accounts  payable of $14,029 to Sooner
Holdings, Inc.

     On October 5, 2005, the Company sold the ownership of its remaining subsidiary, NDAC. The buyer agreed to purchase price of cash in the amount of $10 plus the assumption of all accounts payable of the company. This sale resulted in a net gain to Sooner of $946,199 which was included in Other Income for the quarter ending December 31, 2005.

     Costs and Expenses

     Our General and Administrative expenses decreased 49.6% to $8,183 during the quarter ending March 31, 2006, as compared to $16,239 for the comparable period in 2005. Our General and Administrative expenses are mainly limited occupancy costs and professional fees from our accountants and legal advisors.
Our General and Administrative expenses for the three months and six months ending March 31, 2006 and March 31, 2005 are as follows.

                         -----------Three Months Ending----       -----------Six Months Ending------
                               March 31                                March 31
                                                   INCREASE                                INCREASE
                         2006           2005      (DECREASE)      2006         2005       (DECREASE)
                         ----           ----     -----------      ----         ----       ----------

Professional Fees        3,499          680         2,819        28,131       21,621         6,510
Rent                     1,539        4,617        (3,078)        6,156        9,234        (3,078)
Travel                   1,800        2,260          (460)        2,400        4,519        (2,119)
Office                   1,345        8,682        (7,337)        4,170       13,890        (9,720)
                       -------      -------       -------       -------      -------       -------
                         8,183       16,239        (8,056)       40,857       49,264        (8,407)
                       =======      =======       =======       =======      =======       =======



     Liquidity and Capital Resources

     Our current assets as of March 31, 2006 consisted of cash in the amount of $29,841 and was a reduction of $486,227 from our cash position of $516,068 as of December 31, 2005. This reduction was attributable to management's settlement of outstanding debt and the payment of $85,987 in interest related to that debt, and the payment of current operating expenses. Our total working capital (our current assets less our current liabilities) is $23,866 which is a decrease of $91,337 from December 31, 2005. As of December 31, 2005 our working capital was

$115,203. The decrease in working capital is also related to the settlement of outstanding debt and payment of current expenses.

     Considering the working capital (cash) required to retire the remaining debt, pay accrued liabilities, and pay future administrative costs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, we are not certain that the company has sufficient cash to meet those requirements for the next twelve months. Our company may have to seek loans or equity payments to cover the unfunded costs,

Plan of Operation for the Next Twelve Months

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