Form 10QSB
period 2006-06-30
SOONER HOLDINGS INC /OK/
filed 2007-07-26
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2006

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of August 11, 2006, there were 12,688,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis or Plan of Operation            12

Item 3.  Controls and Procedures                                              14

PART II - Other Information                                                   15

Item 1.  Legal Proceedings                                                    15

Item 2.  Unregistered Sales of Equity Securities                              15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 6.  Exhibits                                                             15

SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page

Consolidated Balance Sheet June 30, 2006 (Unaudited)                           4
Consolidated Statements of Operations for the Three Months
                  Ended June 30, 2006 and 2005 and the Nine Months
                  Ended June 30, 2006 and 2005 (Unaudited)                     5
Statements of Cash Flows Nine Months Ending
                  June 30, 2006 and 2005 (Unaudited)                           6
Notes to Unaudited Financial Statements                                        7


                              SOONER HOLDINGS, INC.
                                  BALANCE SHEET
                                 June 30, 2006
                                   (Unaudited)


                                     ASSETS

Current Assets
        Cash and cash equivalents                                               $    43,487
                                                                                -----------
               Total Current Assets                                                  43,487

                                                                                -----------
Total Assets                                                                    $    43,487
                                                                                ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
        Accounts payable                                                        $     1,476
                                                                                -----------
               Total Current Liabilities                                              1,476

Stockholders' Equity (Deficit)
        Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
        Common stock, $.001 par value 100,000,000 shares authorized
               12,688,016 shares issued and outstanding                              12,688
        Additional paid in capital                                                6,197,690
        Retained earnings (deficit)                                              (6,168,367)
                                                                                -----------
Total Stockholders' Equity (Deficit)                                                 42,011
                                                                                -----------
Total Liabilities and Stockholders' Equity (Deficit)                            $    43,487
                                                                                ===========



















                     See accompanying summary of accounting
                  policies and notes to financial statements.


                              SOONER HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three months ending                      Nine months ending
                                                                June 30,                                 June 30,
                                                   ---------------------------------     -------------------------------------
                                                         2006                 2005                2006                 2005
                                                   ------------         ------------         ------------         ------------

Revenue                                            $       --           $       --           $       --           $       --

Operating Expenses
       Cost of commercial leasing                          --                     88                 --                    388
       General and administrative expense                 3,277               23,156               44,134               72,421
                                                   ------------         ------------         ------------         ------------
             Total Operating Expenses                     3,277               23,244               44,134               72,809
                                                   ------------         ------------         ------------         ------------

Operating Income (Loss)                                  (3,277)             (23,244)             (44,134)             (72,809)

Other (Expenses) Income
       Interest income                                    1,423                2,649                8,034                8,206
       Interest expense                                    --                   --                (85,999)                --
       Gain on sale of subsidiary                          --                   --                946,199                 --
       Other income (expense)                            20,000                 --                 59,340                 --
                                                   ------------         ------------         ------------         ------------
             Total Other (Expense) Income                21,423                2,649              927,574                8,206

                                                   ------------         ------------         ------------         ------------
Net Income (Loss)                                  $     18,146         $    (20,595)        $    883,440         $    (64,603)
                                                   ============         ============         ============         ============

Net Income (Loss) per Share, Basic and Diluted     $       0.00         $      (0.00)        $       0.07         $      (0.01)
                                                   ============         ============         ============         ============

Weighted average of number of shares outstanding     12,688,016           12,688,016           12,688,016           12,688,016
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


                              SOONER HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine months ended
                                                                                  June 30,
                                                                         ---------------------------
                                                                            2006              2005
                                                                         ---------         ---------

Cash Flows From Operating Activities
        Net (Loss)                                                       $ 883,440         $ (64,603)
        Adjustments to reconcile net loss to net cash provided by
        operating activities
               (Gain) loss on sale of subsidiary                          (946,199)             --
               Increase (Decrease) in
                 Accounts payable                                          (48,243)          (16,253)
                 Accrued liabilities                                      (276,636)           (3,467)
                                                                         ---------         ---------
               Net Cash Flows From Operating Activities                   (387,638)          (84,323)
Cash Flows from Financing Activities
        Repayments of long term debt                                      (300,000)             --
                                                                         ---------         ---------
               Net Cash Provided (Used) by Financing Activities           (300,000)             --

Increase (Decrease) in Cash                                               (687,638)          (84,323)
Cash at Beginning of Year                                                  731,125           934,192
                                                                         ---------         ---------
Cash at End of Year                                                      $  43,487         $ 849,869
                                                                         =========         =========

Supplemental Information:
        Interest Paid in Cash                                            $  85,987         $    --
                                                                         =========         =========


















                     See accompanying summary of accounting
                  policies and notes to financial statements.

                           SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 2006 and 2005



NOTE A - ORGANIZATION AND OPERATIONS

Sooner Holdings, Inc. ("Sooner" or the "Company"), an Oklahoma corporation, formerly conducted business through three of it's wholly owned subsidiaries. Charlie O Business Park Incorporated ("Business Park") which was liquidated into Sooner on October 1, 2005 was engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. ND Acquisition Corp. ("NDAC") which was sold on September 30, 2005 operated minimum security correctional facilities. Sooner Communications, Inc. ("Telecommunications") was liquidated into Sooner Holdings on October 1, 2005. It was engaged in providing enhanced services to the telecommunications industry. Currently, Sooner is in the process of winding down it's business activities, while the Directors look for other business opportunities.

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

1.   Principles of Consolidation

     The amounts reflected in the period ending June 30, 2006 represent only the accounts of Sooner after the liquidation of the two subsidiaries. The prior period comparison amounts represent consolidated financial statements include the accounts of Sooner Holdings, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE D -LIQUIDATION OF SUBSIDIARIES

On October 1, 2005, the two remaining subsidiaries of Sooner Holdings, Inc. was liquidated into Sooner. This was accomplished by exchanging all the outstanding stock of each subsidiary for the remaining assets and liabilities of the subsidiary. Sooner Communications, Inc. had no assets and its only liabilities were inter-company payables to Sooner Holdings, Inc. ($821,725) and to Charlie O Business Park, Inc. ($26,722). In addition there was one outstand payable of $1,495 which was assumed by Sooner Holdings, Inc. Charlie O Business Park Inc. had only one asset other than its inter-company receivables from Sooner Holdings, Inc. and Sooner Communications, Inc. That asset was a receivable from ND Acquisition Corp. in the amount of $56,470. As part of the liquidation, Charlie O Business Park, Inc. transferred it remaining accounts payable of $14,029 to Sooner Holdings, Inc.

NOTE E - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of June 30, 2006.

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

Components of deferred taxes are as follows at June 30,

                                                        2006            2005
                                                       -----            ----


    Assets
      Tax loss carryforward                           3,856,000      2,007,124
      Valuation allowance                            (3,856,000)    (2,001,440)
                                                     ----------     -----------

          Total assets                                        -          5,684

    Liabilities
      Royalty payable and accrued liabilities                 -         (5,684)
                                                     ----------     ----------

          Total                                      $        -     $        -
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

At June 30, 2005, the Company has net operating loss carryforwards for income tax purposes as follows:

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

NOTE H - OTHER INCOME

Management settled an insurance claim resulting from loss of property in a prior period at Charlie O Business Park, Inc. The agreed amount of settlement was $20,000 which was included in other income.



Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ending June 30, 2006 and is qualified in its entirely by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial
Statements."

Results of  Operations  - For the Three and Nine Month  Periods  Ending June 30,
2006, Compared to the Three and Nine Month Periods Ending June 30, 2005

     The following table sets forth, as a percentage of TOTAL OTHER INCOME an analysis of several line-items of our Statement of Operations.

                             ---Three Months Ending---                  ---Nine Months Ending---
                                       June 30                                   June 30

                              2006                2005                  2006               2005
                              ----                ----                  ----               ----

Revenues                     0.00%                0.00%                 0.00%              0.00%
Operating Expense           15.30%              877.46%                 4.76%            887.27%
Operating Loss             -15.30%             -877.46%                -4.76%           -887.27%
Total Other Income         100.00%              100.00%               100.00%            100.00%
Net Income (Loss)           84.70%             -777.51%                95.24%           -787.27%



Results of Operations

         Revenues

     Because of the acquisition of our business properties by government agencies, our company did not have any sales, and therefore did not produce any revenues from operations. Our interest income was $1,423 for the three months ending June 30, 2006, and $8,034 for the nine months period ending June 30, 2006. That compares to $2,649 for the three months ending June 30, 2005 and $8,206 for the nine months period ending June 30, 2005.

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

     During July 2003 we were notified that the NDAC property was included in the area marked for improvement by the Oklahoma Capital Improvement Authority. We closed on this transaction in November 2003. We received $2,300,000 from the sale of the NDAC property to the Oklahoma Capital Improvement Authority resulting in an extraordinary gain of $809,437 for the year ending September 30, 2004.



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

         Costs and Expenses

     Our General and Administrative expenses decreased 85.8% to $3,277 during the quarter ending June 30, 2006, as compared to $23,156 for the comparable period in 2005. Our General and Administrative expenses are mainly limited occupancy costs and professional fees from our accountants and legal advisors.
Our General and Administrative expenses for the three months and six months ending June 30, 2006 and June 30, 2005 are as follows.

                           -----------Three Months Ending--------         ----------Nine Months Ending----------
                                  June 30                                               June 30
                                                        INCREASE                                       INCREASE
                           2006           2005         (DECREASE)         2006           2005         (DECREASE)
                           ----           ----         -----------        ----           ----         ----------

Professional Fees          1,777         12,032         (10,255)         29,908         33,652          (3,744)
Rent                           0          4,787          (4,787)          6,156         14,021          (7,865)
Travel                       600          1,800          (1,200)          3,000          6,319          (3,319)
Office                       900          4,537          (3,637)          5,070         18,429         (13,359)
                         -------        -------         -------         -------        -------         -------
                           3,277         23,156         (19,879)         44,134         72,421         (28,287)
                         =======        =======         =======         =======        =======         =======



     Liquidity and Capital Resources

     Our current assets as of June 30, 2006 consisted of cash in the amount of $43,487 and was an increase of $13,646 from our cash position of $29,841 as of March 31, 2006. This increase is attributable to management's settlement of an insurance claim of $20,000 resulting from a break-in and theft that occurred at our offices and the payment of current operating expenses. Our total working capital (our current assets less our current liabilities) is $42,011 which is an increase of $18,145 from March 31, 2006. As of March 31, 2006, our working capital was $23,866. The increase in working capital is also related to the insurance settlement, payment outstanding debt and payment of current expenses.

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