Form 10KSB
period 2006-09-30
SOONER HOLDINGS INC /OK/
filed 2007-09-27
CIK 861370

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the $0.06 average bid and asked price of such common equity, as of June 15, 2007: $373,308.

As of June 15, 2007, there were 12,688,016 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page

Item 1            Description of Business   ...................................1
                  Summary and Development of the Company ......................1
                  Marketing                 ...................................2
                  Patents                   ...................................2
                  Product Research and Development ............................2
                  Business of the Company   ...................................2
                  Competition               ...................................9
                  Administrative Offices    ..................................10
                  Employees                 ..................................10
                  Risk Factors              ..................................10

Item 2            Description of Property   ..................................16

Item 3            Legal Proceedings         ..................................16

Item 4            Submission of Matters to a Vote of Security Holders ........16

Item 5            Market for Common Equity and Related Stockholder Matters ...16

Item 6            Management's Discussion and Analysis or Plan of Operation...18
                  Results of Operations     ..................................18
                  Plan of Operation for the Next Twelve Months ...............20
                  Off-Balance Sheet Arrangements .............................20
                  Contractual obligations   ..................................21

Item 7            Financial Statements      ..................................21

Item 8            Changes In and Disagreements With Accountants on Accounting
                           and Financial Disclosure ..........................32

Item 8A           Controls and Procedures   ..................................32

Item 8B           Other Information         ..................................32

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                         Compliance with Section 16(a) of the Exchange Act ...32
                  Audit Committee and Audit Committee Financial Expert .......36
                  Code of Ethics            ..................................36
                  Compliance with Section 16(a) of the Exchange Act ..........36

Item 10           Executive Compensation    ..................................37

                  Compensation of Directors ..................................38
                  Employment Contracts      ..................................38

Item 11           Security Ownership of Certain Beneficial Owners
                         and Management   ....................................38

Item 12           Certain Relationships and Related Transactions .............39

Item 13           Exhibits                  ..................................39

Item 14           Principal Accountant Fees and Services .....................40

Signatures                                  ..................................41

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

Product Research and Development
--------------------------------

     We spent nothing on research and development during the fiscal year ended September 30, 2006.

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

Administrative Offices
----------------------

     We currently maintain a mailing address at 921 Northwest 63 Street, Suite 100, Oklahoma City, OK 73116, which is the office address of our chief executive officer. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of this mailing address.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     We have no property other than cash. We do not currently maintain an office or any other facilities. We currently maintain a mailing address at the office of our president, R.C. Cunningham II. We pay no rent for the use of this mailing address. We do not believe that we will need to maintain an office at any time in the foreseeable future in order to carry out our plan of operations described herein.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In fiscal 2006 there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise. Our last meeting of shareholders was in 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock trades on the Pink Sheets under the stock symbol "SOON". The high and low bid information for the stock during the years ended September 30, 2005 and 2006 is set forth below. The information was obtained from the Pink Sheets and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                  Calendar
                  Quarter                High           Low
                  -------------------------------------------

                  2005:    1st Qtr       0.008          0.006
                           2nd Qtr       0.006          0.005
                           3rd Qtr       0.005          0.005
                           4th Qtr       0.005          0.005

                  2006:    1st Qtr       0.005          0.005
                           2nd Qtr       0.021          0.005
                           3rd Qtr       0.055          0.020
                           4th Qtr       0.030          0.020

     Holders.
     --------

     As of June 15, 2007, we had 575 shareholders of record and 12,688,016 shares issued and outstanding. This does not include the holders whose shares are held in a depository trust in "street" name. As of September 30, 2006, 1,896,139 shares (or approximately 11.2 percent) of the issued and outstanding stock were held by Depository Trust Company in "street name".

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

Results of Operations - For the Year Ended September 30, 2006, Compared to the Year Ended September 30, 2005

     The following table sets forth, as a percentage of TOTAL OTHER INCOME an analysis of several line-items of our Statement of Operations.

                                         For the Year Ended
                                       ---- September 30, ----

                                        2006            2005
                                        ----            ----
Revenues                               0.00%           0.00%
Operating Expense                      6.86%        1181.70%
Operating Loss                        -6.86%       -1181.70%
Total Other Income                   100.00%         100.00%
Net Income (Loss)                     93.14%       -1081.70%

Results of Operations

     Revenues

     Because of the acquisition of our business properties by government agencies, our company did not have any sales, and therefore did not produce any revenues from operations. We earned $8,034 of interest income for the year ended September 30, 2006. That compares to $14,530 for the year ended September 30, 2005.

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

     Costs and Expenses

     Our General and Administrative expenses decreased 71.6% to $63,604 during the year ended September 30, 2006, as compared to $224,245 for the comparable period in 2005. Our General and Administrative expenses are mainly limited occupancy costs and professional fees from our accountants and legal advisors. Our General and Administrative expenses for the year ended September 30, 2006 and September 30, 2005 are as follows:

                                        For the Year Ended
                             ------------ September 30, ------------
                                                         INCREASE
                                2006         2005       (DECREASE)
                                ----         ----
Professional Fees             $46,502      $75,469       ($28,967)
Rent                            6,671       18,893        (12,222)
Travel                          4,200        8,719         (4,519)
Office                          1,727       16,634        (14,907)
Wage & Payroll Tax                  -      104,530       (104,530)

Stock Transfer Fees             3,890            -          3,890

Taxes                             614            -            614
                           ----------- ------------ ---------------
                              $63,604     $224,245      ($160,641)
                           =========== ============ ===============

     Liquidity and Capital Resources

     Our current assets (cash) as of September 30, 2006 is $35,414 and was a decrease of $695,711 from our cash position of $731,125 as of September 30,

2005. This decrease is the result of our payment of operating expenses and accounts payable. Our total working capital (our current assets less our current liabilities) is $22,564 which is an increase of $818,864 from September 30, 2005. As of September 30, 2005, we had a working capital deficit of $841,428. The increase is the result of payment of accounts payable, accrued liabilities, and long-term debt of the Company.

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

     For the next fiscal year, we anticipate incurring a loss as a result of legal and accounting expenses, filing periodic reports with the Securities and Exchange Commission, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

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

---------------------------- --------------------------------------------------------------------------------------------
                                                               Payments Due-by Period
---------------------------- --------------------------------------------------------------------------------------------

        Contractual                                 Less Than                                              More Than
        Obligations                Total             1 Year            1-3 Years         3-5 Years          5 Years
---------------------------- ------------------ ------------------ ------------------ ----------------- -----------------

Long-Term Debt
Obligations                        None                --                 --                 --                --
---------------------------- ------------------ ------------------ ------------------ ----------------- -----------------
Capital Lease
Obligations                        None                --                 --                 --                --
---------------------------- ------------------ ------------------ ------------------ ----------------- -----------------
Operating Lease
Obligations                        None                --                 --                 --                --
---------------------------- ------------------ ------------------ ------------------ ----------------- -----------------
Other Liabilities
Reflected on Our
Balance Sheet under
GAAP                              $12,850            $12,850              --                 --                --
---------------------------- ------------------ ------------------ ------------------ ----------------- -----------------

---------------------------- ------------------ ------------------ ------------------ ----------------- -----------------
Total                             $12,850            $12,850              --                 --                --
---------------------------- ------------------ ------------------ ------------------ ----------------- -----------------


ITEM 7. FINANCIAL STATEMENTS.                                               Page

Report of Independent Certified Public Accountants                            22
Consolidated Balance Sheet  as of September 30, 2006                          23
Consolidated Statements of Operations for the Years ended
         September 30, 2006 and 2005                                          24
Consolidated Statements of Cash Flows for the Years ended
         September 30, 2006 and 2005                                          25
Consolidated Statement of Stockholders' Deficit for the Years ended
         September 30, 2006 and 2005                                          26
Notes to Consolidated Financial Statements                                    27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Sooner Holdings, Inc.

We have audited the accompanying balance sheet of Sooner Holdings, Inc. as of September 30, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Sooner Holdings, Inc., as of September 30, 2006, and the results of its operations, stockholders' equity and its cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Murrell, Hall, McIntosh & Co.

Murrell, Hall, McIntosh & Co., PLLP
December 11, 2006



                              SOONER HOLDINGS, INC.
                                  BALANCE SHEET
                               September 30, 2006



                                     ASSETS

Current Assets
      Cash and cash equivalents                                               $    35,414
                                                                              -----------
           Total Current Assets                                                    35,414

                                                                              -----------
Total Assets                                                                  $    35,414
                                                                              ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable                                                        $    12,850
                                                                              -----------
           Total Current Liabilities                                               12,850

Stockholders' Equity (Deficit)
      Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
      Common stock, $.001 par value, 100,000,000 shares authorized,
           12,688,016 shares issued and outstanding                                12,688
      Additional paid in capital                                                6,197,690
      Retained earnings (deficit)                                              (6,187,813)
                                                                              -----------
Total Stockholders' Equity (Deficit)                                               22,565
                                                                              -----------
Total Liabilities and Stockholders' Equity (Deficit)                          $    35,414
                                                                              ===========









          See accompanying summary of accounting policies and notes to financial statements.

                              SOONER HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS



                                                          For the Year Ended
                                                            September 30,
                                                   -----------------------------

                                                         2006            2005
                                                   ------------    ------------

Revenue                                            $       --      $       --

Operating Expenses
      Cost of commercial leasing                           --               325
      General and administrative expense                 63,604         224,245
                                                   ------------    ------------
           Total Operating Expenses                      63,604         224,570
                                                   ------------    ------------

Operating Income (Loss)                                 (63,604)       (224,570)

Other (Expenses) Income
      Interest income                                     8,034          14,530
      Interest expense                                  (85,987)           --
      Gain on sale of subsidiary                        946,199            --
      Other income (expense)                             59,352           4,474
                                                   ------------    ------------

           Total Other (Expense) Income                 927,598          19,004

                                                   ------------    ------------
Net Income (Loss) Before Income Taxes              $    863,994    $   (205,566)

Benefit from Utilization of Loss
      Carryforward                                      293,757            --

Decrease in Valuation Allowance                        (293,757)           --
                                                   ------------    ------------
Net Income (Loss)                                  $    863,994    $   (205,566)
                                                   ============    ============

Net Income (Loss) per Share, Basic and Diluted     $       0.07    $      (0.02)
                                                   ============    ============

Weighted average of number of shares outstanding     12,688,016      12,688,016
                                                   ============    ============


















          See accompanying summary of accounting policies and notes to financial statements.


                              SOONER HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS


                                                                       For the Year Ended
                                                                         September 30,
                                                                    ----------------------
                                                                       2006         2005
                                                                    ---------    ---------

Cash Flows From Operating Activities
      Net Income (Loss)                                             $ 863,994    $(205,566)
      Adjustments to reconcile net loss to net cash provided by
      operating activities
           (Gain) loss on sale of subsidiary                         (946,199)        --
           Increase (Decrease) in
             Accounts payable                                         (36,870)       2,499
             Accrued liabilities                                     (276,636)        --
                                                                    ---------    ---------
           Net Cash Flows From Operating Activities                  (395,711)    (203,067)

Cash Flows from Financing Activities
      Repayments of long term debt                                   (300,000)        --
                                                                    ---------    ---------
           Net Cash Provided (Used) by Financing Activities          (300,000)        --

Increase (Decrease) in Cash                                          (695,711)    (203,067)
Cash at Beginning of Year                                             731,125      934,192
                                                                    ---------    ---------
Cash at End of Year                                                 $  35,414    $ 731,125
                                                                    =========    =========

Supplemental Information:
      Interest Paid in Cash                                         $  85,987    $    --
                                                                    =========    =========













          See accompanying summary of accounting policies and notes to financial statements.



                             SOONER HOLDINGS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2006





                                         Common stock                Additional                            Total
                                    -----------------------           paid-In        Accumulated        Shareholders'
                                    Shares           Amount           capital          Deficit        Equity (Deficit)
                                 -----------      -----------      -----------      -----------       ---------------

Balance, September 30, 2004       12,688,016      $    12,688      $ 6,197,690      $(6,846,241)         (635,863)

Net Income                              --               --               --           (205,566)         (205,566)
                                 -----------      -----------      -----------      -----------       -----------

Balance, September 30, 2005       12,688,016           12,688        6,197,690       (7,051,807)         (841,429)

Net Income                              --               --               --            863,994           863,994
                                 -----------      -----------      -----------      -----------       -----------
Balance, September 30, 2006       12,688,016      $    12,688      $ 6,197,690      $(6,187,813)      $    22,565
                                 ===========      ===========      ===========      ===========       ===========


















          See accompanying summary of accounting policies and notes to financial statements.

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005


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

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholder's deficit. Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. The company's current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. Management intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. Management cannot predict to what extent the company might incur further operating losses through any business entity which may eventually be acquired. The consolidated financial statements do not include any adjustment relating to the recoverability and classification of asset carrying amount or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE C - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.   Principles of Consolidation

     The amounts reflected in the period ending September 30, 2006 represent only the accounts of Sooner after the liquidation of the two subsidiaries. The prior period comparison amounts represent consolidated financial statements include the accounts of Sooner Holdings, Inc. and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005


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

 6.  Concentrations of Credit Risk

     The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, bank deposit amounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE D -LIQUDIATION OF SUBSIDIARIES

On October 1, 2005, the two remaining subsidiaries of Sooner Holdings, Inc. was liquidated into Sooner. This was accomplished by exchanging all the outstanding stock of each subsidiary for the remaining assets and liabilities of the subsidiary. Sooner Communications, Inc. had no assets and its only liabilities were inter-company payables to Sooner Holdings, Inc. in the amount of $821,725. and to Charlie O Business Park, Inc. in the amount of $26,722. In addition there was one outstanding payable of $1,495 which was assumed by Sooner Holdings, Inc. Charlie O Business Park Inc. had only one asset other than its inter-company receivables from Sooner Holdings, Inc. and Sooner Communications, Inc. That asset was a receivable from ND Acquisition Corp in the amount of $56,470. As part of the liquidation, Charlie O Business Park, Inc. transferred it remaining accounts payable of $14,029 to Sooner Holdings, Inc.

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005



NOTE E - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of September 30, 2006.

Employee Stock Option Plan

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On September 30, 2006 and 2005 there were no options outstanding under the plan.

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

Since Sooner Communications, Inc was insolvent at the time of its liquidation into Sooner Holdings, Internal Revenue Code Section 332 will not be available and would be governed by Internal Revenue Cod Section 331. Under Section 331, Sooner Holdings would generally recognize gain to the extent the value of the property received exceeded the basis of the stock surrendered. However, since Sooner Communications had no assets, no gain will be created or recognized.

The Company's effective income tax rate differed from the federal statutory rate of 34% as follows for the periods ended September 30:

                                                        2006           2005
                                                      ---------      ---------
Income taxes (benefit) at federal statutory rate      $294,000       $(70,000)
    Change in valuation allowance, net of
      change in estimate of deferred tax
      liability                                       (346,000)        82,000
    State income taxes at statutory rate                52,000        (12,000)
    Effect of graduated rates                                -              -
    Revisions of prior year estimates                        -              -
                                                     ---------      ---------

        Total tax benefit                            $       -      $       -
                                                     =========      =========

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005


Components of deferred taxes are as follows at September 30,

                                                         2006           2005
                                                        -----           ----
    Assets
      Tax loss carryforward                             804,780      2,007,124
      Valuation allowance                              (804,780)    (2,001,440)
                                                     ----------     ----------

          Total assets                                        -          5,684

    Liabilities
      Royalty payable and accrued liabilities                 -         (5,684)
                                                     ----------     ----------

          Total                                      $        -     $        -
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

At September 30, 2006, the Company has net operating loss carryforwards for income tax purposes as follows:

               Expiration  date
               ----------------
                    2008                            490,000
                    2009                            244,000
                    2010                            358,000
                    2012                             29,000
                    2018                            280,000
                    2020                            152,000
                    2021                            174,000
                    2022                            121,000
                    2023                             25,000
                    2024                            288,000
                    2025                            206,000
                                                 ----------
                                                 $2,367,000
                                                 ==========

NOTE G - RELATED PARTY TRANSACTIONS

Related Party Obligations

The following table reflects amounts owed to related parties as of June 30:

                                                2006                2005
                                       ----------------------------------------
                                                           Accounts payable and
                                       Notes payable, net   Notes payable, net
                                       ------------------  --------------------
Aztore Holdings, Inc.                               -               300,000

Total related party
  liabilities                             $         -              $300,000
                                          ===========              ========

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005

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

NOTE I - OTHER INCOME

Management settled an insurance claim resulting from loss of property in a prior period at Charlie O Business Park, Inc. The agreed amount of settlement was $20,000, which was included in other income during 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the two most recent fiscal years or any later interim period, our principal independent accountant has not resigned, declined to stand for reelection or been dismissed.

ITEM 8A. CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective and provide reasonable assurances that the information the Company is required to disclose in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period required by the Commission's rules and forms. Further, the Company's officers concluded that its disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management, including its chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

     There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2006 that was not reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees.

Directors of Sooner Holdings, Inc.

     Our current directors and their principal occupation are listed below. R.C. Cunningham III is the son of R.C. Cunningham II, the president and chairman. The ownership amount and percent represents shares of our common stock beneficially owned by each of them as of June 15, 2007:


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
                                             Holdings, Inc.
R.C. Cunningham III     37       07/03/97    Vice President, Secretary and             72,129         *
                                             Chief Financial Officer, Sooner
                                             Holdings, Inc.
-------------------------

*    Less than 1%

(1) The amount and percent of ownership is based on the total shares of common stock outstanding of 12,688,016 shares as of June 15, 2007 less 3,000,000 shares returned to our company for cancellation but not yet cancelled.

     Business Experience:

     R.C. Cunningham II. Mr. Cunningham has been our chairman of the board and president since June 1988. From 1965 to 1986, Mr. Cunningham was in the construction business as CEO and owner of Rayco Construction Company. Mr. Cunningham continues to serve as president of Midwest Property Management and Service Co., Inc., a company involved in real estate property management.

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

Executive Officers, Promoters and Control Persons.

     Our current executive officers as of September 30, 2006, and their positions held in our company are listed in the table below. Officers are appointed by the board. R.C. Cunningham III is the son of R.C. Cunningham II, the president and chairman.

          Name       Age                              Title                     Officer Since
          ----       ---                              -----                     -------------

R.C. Cunningham II   75      CEO and President, Sooner Holdings, Inc.             06/01/88

R.C. Cunningham III  37      Secretary, Sooner Holdings, Inc.                     07/03/97
                             Chief Financial Officer, Sooner Holdings, Inc.       03/31/98
                             Vice President, Sooner Holdings, Inc.                07/01/00

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

     Based solely on a review of the copies of such forms received by it, or written representations from certain reporting persons, we believe that during fiscal 2006 all the reporting persons complied with Section 16(a) filing requirements.



ITEM 10. EXECUTIVE COMPENSATION.

     The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

                           SUMMARY COMPENSATION TABLE

 ---------------------------- ------- --------- ------ --------- ---------
 Name and Principal Position  Year     Salary    Bonus   Common    Total
                                                         Stock
                                                         Awards
 ---------------------------- ------- --------- ------ --------- ---------
 R.C. Cunningham, II, CEO     2006       0        0        0         0
 ---------------------------- ------- --------- ------ --------- ---------
                              2005       0        0        0         0
 ---------------------------- ------- --------- ------ --------- ---------


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

----------------- ----------------------------------------------------------- ----------------------------------------
                                        Option Awards                                      Stock Awards
----------------- ----------------------------------------------------------- ----------------------------------------

Name              Number of    Number of     Equity       Option   Option     Number     Market   Equity     Equity
                  Securities   Securities    Incentive    Exercise Expiration of Shares  Value    Incentive  Incentive
                  Underlying   Underlying    Plan         Price    Date       or Units   of       Plan       Plan
                  Unexercised  Unexercised   Awards:      ($)                 of Stock   Shares   Awards:    Awards:
                  Options (#)  Options (#)   Number of                        That       or       Number     Market
                  Exercisable  Unexercisable Securities                       Have Not   Units    of         or
                                             Underlying                       Vested     of       Unearned   Payout
                                             Unexercised                      (#)        Stock    Shares,    Value of
                                             Unearned                                    That     Units or   Unearned
                                             Options (#)                                 Have     Other      Shares,
                                                                                         Not      Rights     Units or
                                                                                         Vested   That       Other
                                                                                         ($)      Have Not   Rights
                                                                                                  Vested     That
                                                                                                  (#)        Have Not
                                                                                                             Vested
                                                                                                             ($)
----------------- ------------ ------------- ------------ -------- ---------- ---------- -------- ---------- ---------
----------------- ------------ ------------- ------------ -------- ---------- ---------- -------- ---------- ---------
R.C. Cunningham,       0            0             0          0         0          0         0         0         0
     II, CEO
----------------- ------------ ------------- ------------ -------- ---------- ---------- -------- ---------- ---------

Compensation of Directors
-------------------------

     The directors of Sooner Holdings, Inc. received the following compensation in FY 2006 for their services as directors.



                              DIRECTOR COMPENSATION

 ----------------------- ---------- ---------- ---------- -------------- -------------- ------------ --------
 Name                    Fees       Stock      Option     Non-Equity     Nonqualified   All Other    Total
                         Earned     Awards     Awards     Incentive      Deferred       Compensa-    ($)
                         or Paid    ($)        ($)        Plan           Compensation   tion ($)
                         in Cash                          Compensa-      Earnings ($)
                         ($)                              tion ($)
 ----------------------- ---------- ---------- ---------- -------------- -------------- ------------ --------

 ----------------------- ---------- ---------- ---------- -------------- -------------- ------------ --------
 R.C. Cunningham, II         0          0          0            0              0             0          0
 ----------------------- ---------- ---------- ---------- -------------- -------------- ------------ --------
 R.C. Cunningham, III        0          0          0            0              0             0          0
 ----------------------- ---------- ---------- ---------- -------------- -------------- ------------ --------


     Employment Contracts.
     ---------------------

     We have no employment contracts.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows information as of December 15, 2006 with respect to each beneficial owner of more than five percent of our only voting stock and to each of the officers and directors of our company and as a group:

                                                                       % of
                                                   No. of Shares       Class
                                                   -------------       -----
R.C. Cunningham II (1)
1440 Glenbrook Drive
Oklahoma City, OK 73118                              8,384,152          66.6

Marilyn C. Kenan, Trustee
Marilyn C. Kenan Trust
212 N.W. 18th Street
Oklahoma City, OK 73103                              1,157,778           9.1

R.C. Cunningham III (2)
3134 Rockridge Place
Oklahoma City, OK 73120                                 72,129             *

All officers and directors as a group
(2 persons)                                          8,456,016          66.6
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

          (2)  An officer and director of Sooner Holdings, Inc.

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

     There have been no transactions during the last two years, or proposed transactions, to which we were or are to be a party in which any of the following persons had or is to have a direct or indirect material interest:

o    the officers and directors;

o    any nominees for election as a director;

o    any beneficial owners of more than 5 percent of our voting securities;

o    any member of the immediate family of any of the above persons.

                                     PART IV

ITEM 13. EXHIBITS.

                                                                       Page no.
  Item No.                       Description                          (footnote)
  --------                       -----------                          ----------

 3.1 thru 3.3        Articles of Incorporation,  By-Laws and Amendments
                     thereto                                                 (1)

 14                  Code  of  Ethics  for  CEO  and  Senior  Financial
                     Officers                                                (2)

 20.1                Audit Committee Charter                                 (2)

 20.2                Compensation Committee Charter                          (2)

 20.3                Governance and Nominating Committee Charter             (2)

 20.4                Corporate Governance Principles                         (2)

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

Footnotes:

(1) Incorporated by reference to our Form 10-KSB for the year ended December 31, 1995 (file no. 0-18344).
(2)       Filed as an Exhibit to our Form 10-QSB 12-31-02 (file no. 0-18344).

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

                  Fiscal Year ended September 30, 2006                 $10,670
                  Fiscal Year ended September 30, 2005                 $ 9,748

     Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended September 30, 2006                 $   -0-
                  Fiscal Year ended September 30, 2005                 $   613

     Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended September 30, 2006                 $4,500
                  Fiscal Year ended September 30, 2005                 $1,850

     All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended September 30, 2006                 $-0-
                  Fiscal Year ended September 30, 2005                 $-0-

     Pre-Approval of Audit and Non-Audit Services. The Audit Committee charter requires that the committee, or the directors if there be no committee, pre-approve all audit, review and attest services and non-audit services before such services are engaged.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 25, 2007        SOONER HOLDINGS, INC.


                                 By  /s/ R.C. Cunningham II
                                     ----------------------
                                     R.C. Cunningham II, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  September 25, 2007        /s/ R.C. Cunningham II
                                 ----------------------
                                 R.C. Cunningham II, Chairman of the Board,
                                 Chief Executive Officer, President and Director




Date:  September 25, 2007        /s/ R.C. Cunningham III
                                 -----------------------
                                 R.C. Cunningham III, Secretary, Chief Financial
                                 Officer and Director

                              SOONER HOLDINGS, INC.
                           Commission File No. 0-18344

                                  EXHIBIT INDEX

                                   Form 10-KSB
                       For the Fiscal Year Ended 09-30-06

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-KSB:

                                                                       Page no.
  Item No.                       Description                          (footnote)
  --------                       -----------                          ----------

 3.1 thru 3.3        Articles of Incorporation,  By-Laws and Amendments
                     thereto                                                 (1)

 14                  Code  of  Ethics  for  CEO  and  Senior  Financial
                     Officers                                                (2)

 20.1                Audit Committee Charter                                 (2)

 20.2                Compensation Committee Charter                          (2)

 20.3                Governance and Nominating Committee Charter             (2)

 20.4                Corporate Governance Principles                         (2)

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

Footnotes:

(1) Incorporated by reference to our Form 10-KSB for the year ended December 31, 1995 (file no. 0-18344).
(2)       Filed as an Exhibit to our Form 10-QSB 12-31-02 (file no. 0-18344).