Form 10QSB
period 2006-12-31
SOONER HOLDINGS INC /OK/
filed 2007-09-27
CIK 861370

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2006

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     As of June 30, 2007, there were 12,688,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Condensed Financial Statements                                        3

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Item 3.  Controls and Procedures                                              15

PART II - Other Information                                                   16

Item 1.  Legal Proceedings                                                    16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16

Item 6.  Exhibits                                                             16

SIGNATURES                                                                    17

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                            Page
                                                                            ----

Condensed Balance Sheet December 31, 2006 (Unaudited)                          4
Condensed Statements of Operations for the Three Months
         Ended December 31, 2006 and 2005 (Unaudited)                          5
Condensed Statements of Cash Flows for the Three Months Ending
                  December 31, 2006 and 2005 (Unaudited)                       6
Notes to Unaudited Condensed Financial Statements                              7

Our unaudited interim financial statements, including balance sheet as of December 31, 2006, statements of operations and cash flows for the three month periods ended December 31, 2006 and 2005, are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.

The financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the Public Company Accounting Oversight Board. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position and results of operations have been made for the periods presented.

The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended September 30, 2006.


                              SOONER HOLDINGS, INC.
                             CONDENSED BALANCE SHEET
                               December 31, 2006
                                   (Unaudited)


                                     ASSETS

Current Assets
      Cash and cash equivalents                                              $     5,917
                                                                             -----------
           Total Current Assets                                                    5,917

                                                                             -----------
Total Assets                                                                 $     5,917
                                                                             ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable                                                       $      --
                                                                             -----------
           Total Current Liabilities                                                --

Stockholders' Equity (Deficit)
      Preferred stock - undesignated; 10,000,000 shares authorized; issued
           and outstanding, none                                                    --
      Common stock - $.001 par value; 100,000,000 shares authorized;
           12,688,016 shares issued and outstanding                               12,688
      Additional paid in capital                                               6,197,690
      Retained earnings (deficit)                                             (6,204,461)
                                                                             -----------
Total Stockholders' Equity (Deficit)                                               5,917
                                                                             -----------
Total Liabilities and Stockholders' Equity (Deficit)                         $     5,917
                                                                             ===========



















          See accompanying summary of accounting policies and notes to condensed financial statements.

                              SOONER HOLDINGS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three months ended
                                                            December 31,
                                                   ----------------------------
                                                        2006           2005
                                                   ------------    ------------

Revenue                                            $       --      $       --

Operating Expenses
      General and administrative expense                 16,650          32,680
                                                   ------------    ------------
           Total Operating Expenses                      16,650          32,680
                                                   ------------    ------------

Operating Income (Loss)                                 (16,650)        (32,680)

Other (Expenses) Income
      Interest income                                      --             3,772
      Gain on settlement of debt                           --            39,340
      Gain on sale of subsidiary                           --           946,199
                                                   ------------    ------------
           Total Other (Expense) Income                    --           989,311

Net Income (Loss) Before Income Taxes              $    (16,650)   $    956,631

Provision for Income Taxes                                 --              --
                                                   ------------    ------------

Net Income (Loss)                                  $    (16,650)   $    956,631
                                                   ============    ============


Net Income (Loss) per Share, Basic and Diluted     $      (0.00)   $       0.08
                                                   ============    ============

Weighted average of number of shares outstanding     12,688,016      12,688,016
                                                   ============    ============












          See accompanying summary of accounting policies and notes to condensed financial statements.




                              SOONER HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Three months ended
                                                                       December 31,
                                                                  ----------------------
                                                                     2006        2005
                                                                  ---------    ---------

Cash Flows From Operating Activities
      Net Income (Loss)                                           $ (16,650)   $ 956,631
      Adjustments to reconcile net loss to net cash provided by
      operating activities
           (Increase) Decrease in
             (Gain) loss on sale of subsidiary                         --       (946,199)
           Increase (Decrease) in
             Accounts payable                                       (12,847)     (43,378)
                                                                  ---------    ---------
           Net Cash Flows From Operating Activities                 (29,497)     (32,946)

Increase (Decrease) in Cash                                         (29,497)     (32,946)
Cash at Beginning of Period                                          35,414      549,014
                                                                  ---------    ---------
Cash at End of Period                                             $   5,917    $ 516,068
                                                                  =========    =========


Supplemental Disclosures of Cash Flows Information:

      Cash paid during period for Interest Expense                $    --      $  85,987
                                                                  =========    =========
      Cash paid during period for Income Taxes                    $    --      $    --
                                                                  =========    =========










          See accompanying summary of accounting policies and notes to condensed financial statements.

                              SOONER HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION AND OPERATIONS

Sooner Holdings, Inc. ("Sooner" or the "Company"), an Oklahoma corporation, formerly conducted business through three of its formerly wholly owned subsidiaries. Charlie O Business Park Incorporated ("Business Park"), which was liquidated into Sooner on October 1, 2005, was engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. ND Acquisition Corp. ("NDAC"), which was sold on September 30, 2005, operated minimum security correctional facilities. Sooner Communications, Inc. ("Telecommunications") was liquidated into Sooner Holdings on October 1, 2005. It was engaged in providing enhanced services to the telecommunications industry. Currently, Sooner is in the process of winding down its business activities, while the Directors look for other business opportunities.

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

2.   Income Taxes
    ------------

     The Company provides for deferred income taxes on carryforwards and temporary differences between the bases of assets and liabilities for financial statement and tax reporting purposes. Additionally, the Company provides a valuation allowance on deferred tax assets if, based on the

                              SOONER HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


     weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an
     Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

     Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

     Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

     The adoption of FIN 48 is not expected to have a material effect on the Company's financial position.


3.   Loss Per Common Share
     ---------------------

     Basic loss per share has been computed on the basis of weighted average common shares outstanding during each period. Diluted loss per share is the same as basic loss per share as the Company has no outstanding dilutive potential common shares.

4.   Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

5.   Concentrations of Credit Risk
     -----------------------------

     The Company maintains cash balances at several financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, deposit amounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                              SOONER HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE D - RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires
(a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statement of financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company's financial statements.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 is effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

                              SOONER HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE E -LIQUIDATION OF SUBSIDIARIES

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

NOTE F - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
---------------

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of December 31, 2006.

Employee Stock Option Plan
--------------------------

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On December 31, 2006 and 2005 there were no options outstanding under the plan.

NOTE G - INCOME TAXES

Sooner Holdings, Inc. owned 100% of the outstanding stock of Charlie O Business Park, Inc. and Sooner Communications, Inc. In all prior years, Sooner Holdings, Inc. as parent filed a consolidated income tax return with its subsidiaries. The liquidation of the two remaining subsidiaries did not create any tax liability to either the parent or the subsidiaries. Since Sooner Holdings, Inc. owned 100% of Charlie O Business Park, Inc. the complete liquidation of the subsidiary normally qualifies as a tax-free liquidation under Internal Revenue Code Section
332. Sooner Holdings will not recognize any gain or loss on liquidating distributions. Sooner Holdings will take a carryover basis in any assets distributed and any gain or loss in the assets will be preserved and recognized

                              SOONER HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


when Sooner Holdings disposes of the assets. Charlie O will not recognize a gain or loss on its distribution of its assets to Sooner Holding.

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

Components of deferred taxes are as follows at December 31,

                                                        2006          2005
                                                       -----          ----

    Assets
      Tax loss carryforward                           804,780      2,007,124
      Valuation allowance                            (804,780)    (2,007,124)
                                                     --------     -----------

          Total assets                                      -              -

    Liabilities
      Royalty payable and accrued liabilities               -              -
                                                     --------     ----------

          Total                                      $      -     $        -
                                                     ========     ==========

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
                                                 ----------
                                                 $2,367,000

                              SOONER HOLDINGS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE H - RELATED PARTY TRANSACTIONS

Related Party Obligations

The following table reflects amounts owed to related parties as of December 31:

                                         2006              2005
                             ----------------------------------------
                                                 Accounts payable and
                             Notes payable, net   Notes payable, net
                             ------------------  --------------------
Aztore Holdings, Inc.                       --               300,000

Total related party
  liabilities                         $     --              $300,000
                                      ========              ========

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

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ending December 31, 2006, and is qualified in its entirely by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - For the Three Month Periods Ending December 31, 2006, Compared to the Three Month Periods Ending December 31, 2005

     The following table sets forth certain line items for comparison of certain line items from our Statement of Operations.

                                         ------ Three Months Ending ----------
                                         ---------- December 31,--------------

                                               2006                2005
                                               ----                ----
Revenues                                          0                   0
Operating Expense                            16,650              32,680
Operating Loss                              (16,650)            (32,680)
Interest Income                                   0               3,772
Other Income                                      0             985,539
Net Income (Loss)                           (16,650)             956,631

Results of Operations

     Revenues

     Because of the acquisition of our business properties by government agencies, our company did not have any sales, and therefore did not produce any revenues from operations. We did not have any interest income for the three months ending December 31, 2006. That compares to $3,772 for the three months ending December 31, 2005.

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

     Costs and Expenses

     Our General and Administrative expenses decreased 49.04% to $16,650 during the quarter ending December 31, 2006, as compared to $32,680 for the same period in 2005. Our General and Administrative expenses are mainly limited occupancy costs and professional fees to our accountants and legal advisors. Our General and Administrative expenses for the three months ending December 31, 2006 and December 31, 2005 were as follows.

                                         ------ Three Months Ending ---------
                                         ---------- December 31,-------------

                                             2006       2005           DECREASE
                                             ----       ----           --------
Professional                               $15,200    $24,632          ($9,432)
Office                                       1,450      2,831           (1,381)
Rent                                             0      4,617           (4,617)
Travel                                           0        600             (600)
                                         ---------- ---------- -----------------
                                           $16,650    $32,680         ($16,025)
                                         ========== ========== =================

     Liquidity and Capital Resources

     Our current assets (cash) as of December 31, 2006 were $5,917, a decrease of $29,497 from our cash position of $35,414 as of September 30, 2006. This decrease was the result of our payment of operating expenses and accounts payable. Our total working capital (our current assets less our current liabilities) was $5,917, a decrease of $16,650 from September 30, 2006. As of September 30, 2006, our working capital was $22,567. The decrease was the result of payment accounts payable and payment of current expenses.

     Considering the working capital (cash) required to pay accrued liabilities, and pay future administrative costs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, we are not certain that the company has sufficient cash to meet those requirements for the next twelve months. Our company may have to seek loans or equity payments to cover the unfunded costs.

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

Off-Balance Sheet Arrangements

     Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

o    an obligation under a guarantee contract,
o a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
o any obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
o any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by us and material to us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging or research and development services with us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

 16 Letter of February 5, 2003 of Grant Thornton LLP. agreeing (2) with the statements made in this Form 8-K by Sooner Holdings, Inc., concerning Sooner's change of principal independent accountants.
                                                                             (3)
 20.1          Audit Committee Charter
                                                                             (3)
 20.2          Compensation Committee Charter
                                                                             (3)
 20.3          Governance and Nominating Committee Charter
                                                                             (3)
 20.4          Corporate Governance Principles
                                                                             (4)
 22.1          Subsidiaries of the registrant

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

Dated:  September 25, 2007
                                                     SOONER HOLDINGS, INC.



                                                     By /s/ R.C. Cunningham II
                                                        ------------------------
                                                         R.C. Cunningham II
                                                         Chief Executive Officer