Form 10QSB
period 2007-03-31
SOONER HOLDINGS INC /OK/
filed 2007-09-27
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2007

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

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                            Page
                                                                            ----

Condensed Balance Sheet March 31, 2007 (Unaudited)                             4
Condensed Statements of Operations for the Three Months
         And Six Months Ended March 31, 2007 and 2006
         (Unaudited)                                                           5
Condensed Statements of Cash Flows for the Six Months Ending
                  March 31, 2007 and 2006 (Unaudited)                          6
Notes to Unaudited Condensed Financial Statements                              7


Our unaudited interim financial statements, including balance sheet as of March 31, 2007, statements of operations and cash flows for the three and six month periods ended March 31, 2007 and 2006, are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.

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



                              SOONER HOLDINGS, INC.
                             CONDENSED BALANCE SHEET
                                 March 31, 2007
                                   (Unaudited)


                                     ASSETS

Current Assets
      Cash and cash equivalents                                              $     4,960
                                                                             -----------
           Total Current Assets                                                    4,960

                                                                             -----------
Total Assets                                                                 $     4,960
                                                                             ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable                                                       $    31,860
                                                                             -----------
           Total Current Liabilities                                              31,860

Stockholders' Equity (Deficit)
      Preferred stock - undesignated; 10,000,000 shares authorized; issued and outstanding, none
      Common stock - $.001 par value; 100,000,000 shares authorized;
           12,688,016 shares issued and outstanding                               12,688
      Additional paid in capital                                               6,197,690
      Retained earnings (deficit)                                             (6,237,278)
                                                                             -----------
Total Stockholders' Equity (Deficit)                                             (26,900)
                                                                             -----------
                                                                             -----------
Total Liabilities and Stockholders' Equity (Deficit)                         $     4,960
                                                                             ===========













          See accompanying summary of accounting policies and notes to condensed financial statements.


                              SOONER HOLDINGS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three months ending              Six months ending
                                                             March 31,                       March 31,
                                                   ----------------------------    ---------------------------
                                                       2007            2006             2007            2006
                                                   ------------    ------------    ------------    ------------

Revenue                                            $       --      $       --      $       --      $       --

Operating Expenses
      General and administrative expense                 32,818           8,183          49,468          40,857
                                                   ------------    ------------    ------------    ------------
          Total Operating Expenses                       32,818           8,183          49,468          40,857
                                                   ------------    ------------    ------------    ------------

Operating Income (Loss)                                 (32,818)         (8,183)        (49,468)        (40,857)

Other (Expenses) Income
      Interest income                                      --             2,838            --             6,611
      Gain on sale of subsidiary                           --              --              --           946,199
      Interest expense                                     --           (85,993)           --           (85,999)
      Other income (expense)                               --              --              --            39,340
                                                   ------------    ------------    ------------    ------------
          Total Other (Expense) Income                     --           (83,155)           --           906,151

                                                   ------------    ------------    ------------    ------------
Net Income (Loss) Before Income Taxes                   (32,818)        (91,338)        (49,468)        865,294

Provision for Income Taxes                                 --              --              --              --
                                                   ------------    ------------    ------------    ------------

Net Income (Loss)                                  $    (32,818)   $    (91,338)   $    (49,468)   $    865,294
                                                   ============    ============    ============    ============

Net Income (Loss) per Share, Basic and Diluted     $      (0.00)   $      (0.01)   $      (0.00)   $       0.07
                                                   ============    ============    ============    ============

Weighted average of number of shares outstanding     12,688,016      12,688,016      12,688,016      12,688,016
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



                              SOONER HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Six months ended
                                                                        March 31,
                                                                  ----------------------
                                                                    2007         2006
                                                                  ---------    ---------

Cash Flows From Operating Activities
      Net (Loss)                                                  $ (49,468)   $ 865,294
      Adjustments to reconcile net loss to net cash provided by
      operating activities
           Gain on sale of subsidiary                                  --       (946,199)
           Increase (Decrease) in
             Accounts payable                                        19,014      (43,743)
             Accrued liabilities                                       --       (276,636)
                                                                  ---------    ---------
           Net Cash Flows From Operating Activities                 (30,454)    (401,284)

Cash Flows from Financing Activities
      Repayments of long term debt and royalty                         --       (300,000)
                                                                  ---------    ---------
           Net Cash Provided (Used) by Financing Activities            --       (300,000)

Increase (Decrease) in Cash                                         (30,454)    (701,284)
Cash at Beginning of Year                                            35,414      731,125
                                                                  ---------    ---------
Cash at End of Year                                               $   4,960    $  29,841
                                                                  =========    =========


Supplemental Disclosures of Cash Flows Information:

      Cash paid during period for Interest Expense                $    --      $  85,993
                                                                  =========    =========
      Cash paid during period for Income Taxes                    $    --      $    --
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

NOTE F - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
---------------

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of March 31, 2007.

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

Components of deferred taxes are as follows at March 31,

                                                       2007            2006
                                                       ----            ----
    Assets
      Tax loss carryforward                           804,780      3,856,000
      Valuation allowance                            (804,780)    (3,856,000)
                                                     --------     -----------

          Total assets                                    --             --

    Liabilities
      Royalty payable and accrued liabilities             --             --
                                                     --------     ----------

          Total                                      $    --      $      --
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

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ending March 31, 2007 and is qualified in its entirely by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - For the Three and Six Month Periods Ending March 31, 2007, Compared to the Three and Six Month Periods Ending March 31, 2006

     The following table sets forth certain line-items for comparison from our Statement of Operations.

                    --- Three Months Ending ---  ---- Six Months Ending ----
                              March 31                    March 31

Revenues                 2007           2006         2007          2006
                         ----           ----         ----          ----
Operating Expense       32,818         8,183        49,468        40,857
Operating Loss         (32,818)       (8,183)      (49,468)      (40,857)
Interest Income              0         2,838             0         6,611
Interest Expense             0       (85,993)            0       (85,999)
Other Income                 0             0             0       985,539
Net Income (Loss)      (32,818)      (91,337)      (49,468)      865,294

Results of Operations

     Revenues

     Because of the acquisition of our business properties by government agencies, our company did not have any sales, and therefore did not produce any revenues from operations. Our interest income was $0 for the three months ending March 31, 2007, and $0 for the six months period ending March 31, 2007. That compares to $2,838 for the three months ending March 31, 2006 and $6,611 for the six months period ending March 31, 2006.

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

     Costs and Expenses

     Our General and Administrative expenses increased 301.02% to $32,818 during the quarter ending March 31, 2007, as compared to $8,183 for the comparable period in 2006. Our General and Administrative expenses are mainly limited occupancy costs and professional fees to our accountants and legal advisors. Our
General and  Administrative  Expense for the three months and six months  ending
March 31, 2007 and March 31, 2006 are as follows.

                     --- Three Months Ending ---             ---- Six Months Ending ----
                              March 31                               March 31
                                              Increase                                Increase
                      2007         2006      (Decrease)       2007         2006      (Decrease)
                      ----         ----      ----------       ----         ----      ----------

Professional Fees    31,910        3,499       28,411        47,109       28,131       18,978
Office                  908        1,345         (436)        2,359        4,170       (1,811)
Rent                      0        1,539       (1,539)            0        6,156       (6,156)
Travel                    0        1,800       (1,800)            0        2,400       (2,400)
                    -------      -------      -------       -------      -------      -------
                     32,818        8,183       24,635        49,468       40,857        8,611
                    =======      =======      =======       =======      =======      =======



     Liquidity and Capital Resources

     Our current assets (cash) as of March 31, 2007 were $4,960, a reduction of $957 from our cash position of $5,917 as of December 31, 2006. This reduction was attributable to management's payment of current operating expenses. Our total working capital (our current assets less our current liabilities) was a negative $26,900, a decrease of $32,817 from December 31, 2006. As of December 31, 2006 our working capital was $5,917. The decrease in working capital is also related to payment of current expenses and increase of accounts payable.

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