Form 10QSB
period 2007-06-30
SOONER HOLDINGS INC /OK/
filed 2007-09-27
CIK 861370

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2007

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

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Condensed Financial Statements                                        3

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Item 3.  Controls and Procedures                                              15

PART II - Other Information                                                   16

Item 1.  Legal Proceedings                                                    16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          16

Item 6.  Exhibits                                                             16

SIGNATURES                                                                    17

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements Page

Condensed Balance Sheet June 30, 2007 (Unaudited)                              4
Condensed Statements of Operations for the Three Months
         And Nine Months Ended June 30, 2007 and 2006
         (Unaudited)                                                           5
Condensed Statements of Cash Flows for the Nine Months Ending
                  June 30, 2007 and 2006 (Unaudited)                           6
Notes to Unaudited Condensed Financial Statements                              7


Our unaudited interim financial statements, including balance sheet as of June 30, 2007, statements of operations and cash flows for the three and nine month periods ended June 30, 2007 and 2006, are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.

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


                              SOONER HOLDINGS, INC.
                             CONDENSED BALANCE SHEET
                                 June 30, 2007
                                   (Unaudited)


                                     ASSETS

Current Assets
      Cash                                                                   $     2,296
                                                                             -----------
           Total Current Assets                                                    2,296

                                                                             -----------
Total Assets                                                                 $     2,296
                                                                             ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable                                                       $    20,093
      Loan from Shareholder                                                       30,128
                                                                             -----------
           Total Current Liabilities                                              50,221

Stockholders' Equity (Deficit)
      Preferred stock - undesignated; 10,000,000 shares authorized; issued and outstanding, none
      Common stock - $.001 par value; 100,000,000 shares authorized;
           12,688,016 shares issued and outstanding                               12,688
      Additional paid in capital                                               6,197,690
      Retained earnings (deficit)                                             (6,258,303)
                                                                             -----------
Total Stockholders' Equity (Deficit)                                             (47,925)
                                                                             -----------
Total Liabilities and Stockholders' Equity (Deficit)                         $     2,296
                                                                             ===========










          See accompanying summary of accounting policies and notes to condensed financial statements.


                                   SOONER HOLDINGS, INC.
                             CONDENSED STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                                         Three months ending            Nine months ending
                                                              June 30,                       June 30,
                                                   ----------------------------    ----------------------------
                                                      2007             2006             2007            2006
                                                   ------------    ------------    ------------    ------------

Revenue                                            $       --      $       --      $       --      $       --

Operating Expenses
      General and administrative expense                 21,024           3,277          70,492          44,134
                                                   ------------    ------------    ------------    ------------
          Total Operating Expenses                       21,024           3,277          70,492          44,134
                                                   ------------    ------------    ------------    ------------

Operating Income (Loss)                                 (21,024)         (3,277)        (70,492)        (44,134)

Other (Expenses) Income
      Interest income                                      --             1,423            --             8,034
      Gain on sale of subsidiary                           --              --              --           946,199
      Interest expense                                     --              --              --           (85,999)
      Other income (expense)                               --            20,000            --            59,340
                                                   ------------    ------------    ------------    ------------
          Total Other (Expense) Income                     --            21,423            --           927,574


                                                   ------------    ------------    ------------    ------------
Net Income (Loss) Before Income Taxes                   (21,024)         18,146         (70,492)        883,440

Provision for Income Taxes                                 --              --              --              --
                                                   ------------    ------------    ------------    ------------

Net Income (Loss)                                  $    (21,024)   $     18,146    $    (70,492)   $    883,440
                                                   ============    ============    ============    ============

Net Income (Loss) per Share, Basic and Diluted     $      (0.00)   $       0.00    $      (0.01)   $       0.07
                                                   ============    ============    ============    ============

Weighted average of number of shares outstanding     12,688,016      12,688,016      12,688,016      12,688,016
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



                              SOONER HOLDINGS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine months ended
                                                                          June 30,
                                                                  ----------------------
                                                                     2007         2006
                                                                  ---------    ---------

Cash Flows From Operating Activities
      Net (Loss)                                                  $ (70,492)   $ 883,440
      Adjustments to reconcile net loss to net cash provided by
      operating activities
           Gain on sale of subsidiary                                  --       (946,199)
           (Increase) Decrease in
             Accounts payable                                         7,249      (48,243)
             Accrued liabilities                                       --       (276,636)
                                                                  ---------    ---------
           Net Cash Flows From Operating Activities                 (63,243)    (387,638)

Cash Flows from Financing Activities
      Loan from Shareholder                                          30,125         --
      Repayments of long term debt and royalty                         --       (300,000)
                                                                  ---------    ---------
           Net Cash Provided (Used) by Financing Activities          30,125     (300,000)

Increase (Decrease) in Cash                                         (33,118)    (687,638)
Cash at Beginning of Year                                            35,414      731,125
                                                                  ---------    ---------
Cash at End of Year                                               $   2,296    $  43,487
                                                                  =========    =========


Supplemental Disclosures of Cash Flows Information:

      Cash paid during period for Interest Expense                $    --      $  85,993
                                                                  =========    =========
      Cash paid during period for Income Taxes                    $    --      $    --
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

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholder's deficit. Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. The company's current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership. Management intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. Management cannot predict to what extent the company might incur further operating losses through any business entity which may eventually be acquired. The financial statements do not include any adjustment relating to the classification of liabilities that might result should the Company be unable to continue as a going concern.

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

5.   Concentrations of Credit Risk
     -----------------------------

     The Company maintains cash balances at several financial institutions. On June 30, 2007, the company had only one checking account at one financial institution. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. While not expected, at times, bank deposit amounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

NOTE F - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
---------------

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of June 30, 2007.

Employee Stock Option Plan
--------------------------

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On June 30, 2007 and 2006 there were no options outstanding under the plan

NOTE G - INCOME TAXES

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

                                                         2007            2006
                                                         ----            ----
    Assets
      Tax loss carryforward                             804,780      3,856,000
      Valuation allowance                              (804,780)    (3,856,000)
                                                       --------     -----------

          Total assets                                      --              --

    Liabilities
      Royalty payable and accrued liabilities               --              --
                                                     ----------     ----------

          Total                                      $      --     $        --
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

At June 30, 2007, the Company has net operating loss carryforwards for income tax purposes as follows:

                             EXPIRATION                LOSS
                                DATE               CARRYFORWARDS
                                ----               -------------
                                2008                   490,000
                                2009                   244,000
                                2010                   358,000
                                2012                    29,000
                                2018                   280,000
                                2020                   152,000
                                2021                   174,000

                                2022                   121,000
                                2023                    25,000
                                2024                   288,000
                                2025                   206,000
                                                   ------------
                                                     2,367,000
                                                   ============




NOTE H - RELATED PARTY TRANSACTIONS

Related Party Obligations

On May 16, 2007, the Company's President loaned the Company $30,128 to meet certain cash flow needs. No repayment terms were specified.

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of management, such matters will be resolved without material effect on the Company's results of operations or financial condition.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ending June 30, 2007 and is qualified in its entirely by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of Operations - For the Three and Nine Month Period Ending June 30, 2007, Compared to the Three and Nine Month Period Ending June 30, 2006.

     The following table sets forth certain line-items for comparison from our Statement of Operations.


                             Three Months Ending        Nine Months Ending
                                   June 30,                  June  30,
                             2007          2006          2007         2006
                             ----          ----          ----         ----
   Revenues                   --            --            --            --
   Operating Expenses       21,024         3,277        70,492        44,134
   Operating Loss          (21,024)       (3,277)      (70,492)      (44,134)
   Interest Income            --           1,423          --           8,034
   Interest Expense           --            --            --         (85,999)
   Other Income               --          20,000          --       1,005,539
   Net Income (Loss)       (21,024)       18,146       (70,492)      883,440

Results of Operations

     Revenues

     Because of the acquisition of our business properties by government agencies, our company did not have any sales, and therefore did not produce any revenues from operations. Because of our low cash balances we did not have any interest income for the three- or nine-month period ending on June 30, 2007. This compared to $1,423 and $8,034 in interest income for the three- and nine-month period ending June 30, 2006.

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

     Costs and Expenses

     Our General and Administrative expenses increased 59.72% to $70,492 during the quarter ending June 30, 2007, as compared to $44,134 for the comparable period in 2006. Our General and Administrative expenses are mainly limited to occupancy costs and professional fees to our accountants and legal advisors. Our
General and  Administrative  Expense for the three months and nine months ending
June 30, 2007 and June 30, 2006 are as follows.

                             Three Months Ending           Nine Months Ending
                         June 30, 2007     Increase     June 30, 2007     Increase
                         2007      2006   (Decrease)    2007      2006   (Decrease)
                       -------   -------   -------    -------   -------   -------

Professional Fees      15,554     1,777    13,777     62,663    29,908    32,755
Office Expense             30      --          30        485     2,080    (1,595)
Stock Registry Fees     5,440       900     4,540      7,344     2,990     4,354
Rent                     --        --        --         --       6,156    (6,156)
Travel                   --         600      (600)      --       3,000    (3,000)
                      -------   -------   -------    -------   -------   -------
                       21,024     3,277    17,747     70,492    44,134    26,358
                      =======   =======   =======    =======   =======   =======


         Liquidity and Capital Resources

     Our current asset (cash) as of June 30, 2007 was $2,296, a reduction of $2,664 from our cash position of $4,960 as of March 31, 2007. This reduction was attributable to management's payment of current operating expenses. Our total working capital (our current assets less our current liabilities) was a negative $47,925. This represents a further eroding of our working capital which was a negative $26,900 as of March 31, 2007. The decrease in working capital is also related to payment of current expenses and increase of accounts payable. Our president had to loan the company $30,128 during the third quarter so we could pay our current expenses.

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