Form 10KSB
period 2007-09-30
SOONER HOLDINGS INC /OK/
filed 2008-01-14
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the $0.026 average bid and asked price of such common equity, as of December 27, 2007: $110,032.

As of December 27, 2007, there were 12,688,016 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page

Item 1            Description of Business   ...................................1
                  Summary and Development of the Company ......................1
                  Marketing                 ...................................2
                  Patents                   ...................................2
                  Product Research and Development ............................2
                  Business of the Company   ...................................2
                  Competition               ...................................9
                  Administrative Offices    ..................................10
                  Employees                 ..................................10
                  Risk Factors              ..................................10

Item 2            Description of Property   ..................................16

Item 3            Legal Proceedings         ..................................16

Item 4            Submission of Matters to a Vote of Security Holders ........16

Item 5            Market for Common Equity and Related Stockholder Matters ...16

Item 6            Management's Discussion and Analysis or Plan of Operation...18
                  Results of Operations     ..................................18
                  Plan of Operation for the Next Twelve Months ...............19
                  Off-Balance Sheet Arrangements .............................20
                  Contractual obligations   ..................................20

Item 7            Financial Statements      ..................................21

Item 8            Changes In and Disagreements With Accountants on Accounting
                        and Financial Disclosure .............................33

Item 8A           Controls and Procedures   ..................................33

Item 8B           Other Information         ..................................33

Item 9            Directors, Executive Officers, Promoters and Control Persons;
                        Compliance with Section 16(a) of the Exchange Act ....33
                  Audit Committee and Audit Committee Financial Expert .......37
                  Code of Ethics            ..................................37
                  Compliance with Section 16(a) of the Exchange Act ..........37

Item 10           Executive Compensation    ..................................38
                  Compensation of Directors ..................................38
                  Employment Contracts      ..................................39

Item 11           Security Ownership of Certain Beneficial Owners
                        and Management   .....................................39

Item 12           Certain Relationships and Related Transactions .............40

Item 13           Exhibits                  ..................................40

Item 14           Principal Accountant Fees and Services .....................41

Signatures                                  ..................................43

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In fiscal 2007 there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise. Our last meeting of shareholders was in 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock trades on the Pink Sheets under the stock symbol "SOON". The high and low bid information for the stock during the years ended September 30, 2006 and 2007 is set forth below. The information was obtained from the Pink Sheets and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                  Calendar
                  Quarter                    High              Low
                  --------------------------------------------------
                  2006:    1st Qtr           0.005             0.005
                           2nd Qtr           0.021             0.005
                           3rd Qtr           0.055             0.020
                           4th Qtr           0.030             0.020

                  2007:    1st Qtr           0.030             0.020
                           2nd Qtr           0.060             0.025
                           3rd Qtr           0.060             0.050
                           4th Qtr           0.100             0.050

     Holders.
     --------

     As of December 27, 2007, we had 575 shareholders of record and 12,688,016 shares issued and outstanding. This does not include the holders whose shares are held in a depository trust in "street" name. As of September 30, 2007, 1,896,139 shares (or approximately 11.2 percent) of the issued and outstanding stock were held by Depository Trust Company in "street name".

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

Results of Operations - For the Year Ended  September 30, 2007,  Compared to the
--------------------------------------------------------------------------------
Year Ended September 30, 2006
-----------------------------

Results of Operations

     Revenues

     Because of the acquisition of our business properties by government agencies, our company did not have any sales, and therefore did not produce any revenues from operations during FY 2006 or FY 2007.

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

     Costs and Expenses

     Our General and Administrative expenses increased 29.75% to $82,525 during the year ended September 30, 2007, as compared to $63,604 for the comparable period in 2006. Our General and Administrative expenses are mainly limited to occupancy costs and professional fees from our accountants and legal advisors. Our General and Administrative expenses for the year ended September 30, 2007 and September 30, 2006 are as follows:

                                        For the Year Ended
                             ------------ September 30, ------------
                                                             INCREASE
                                2006         2007           (DECREASE)
                                ----         ----
Professional Fees             $46,502      $74,076              $27,574
Rent                            6,671            0              (6,671)
Travel                          4,200            0              (4,200)
Office                          1,727          505              (1,222)
Stock Transfer Fees             3,890        7,944                4,054
Other expenses                    614            0                (614)
                           ----------- ------------ --------------------
                              $63,604      $82,525               18,921
                           =========== ============ ====================

     Liquidity and Capital Resources

     Our current assets (cash) as of September 30, 2007 is $5,381 and was a decrease of $30,033 from our cash position of $35,414 as of September 30, 2006. This decrease is the result of our payment of operating expenses. Our total working capital (our current assets less our current liabilities) at September 30, 2007 is a deficit of $60,661, compared to working capital of $22,564 at September 30, 2006. The decrease in working capital is also related to payment of current expenses and increase of accounts payable. Our president had to loan the company $40,128 during the fiscal year ended September 30, 2007 so we could pay our current expenses.

     Considering the working capital (cash) required to pay accrued liabilities and pay future administrative costs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, we are not certain that the company has sufficient cash to meet those requirements for the next twelve months. Our company may have to seek loans or equity payments to cover the unfunded costs,

Plan of Operation for the Next Twelve Months

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
        Obligations                Total             1 Year            1-3 Years         3-5 Years          5 Years
---------------------------- ------------------ ------------------ ------------------ ----------------- -----------------

Long-Term Debt
Obligations                        None                --                 --                 --                --
---------------------------- ------------------ ------------------ ------------------ ----------------- -----------------
Capital Lease
Obligations                        None                --                 --                 --                --
---------------------------- ------------------ ------------------ ------------------ ----------------- -----------------
Operating Lease
Obligations                        None                --                 --                 --                --
---------------------------- ------------------ ------------------ ------------------ ----------------- -----------------
Other Liabilities
Reflected on Our
Balance Sheet under
GAAP                              $60,661            $60,661              --                 --                --
---------------------------- ------------------ ------------------ ------------------ ----------------- -----------------

---------------------------- ------------------ ------------------ ------------------ ----------------- -----------------
Total                             $60,661            $60,661              --                 --                --
---------------------------- ------------------ ------------------ ------------------ ----------------- -----------------


ITEM 7. FINANCIAL STATEMENTS.                                               Page


Report of Independent Certified Public Accountants                            22
Consolidated Balance Sheet  as of September 30, 2007                          23
Consolidated Statements of Operations for the Years ended
         September 30, 2007 and 2006                                          24
Consolidated Statements of Cash Flows for the Years ended
         September 30, 2007 and 2006                                          25
Consolidated Statement of Stockholders' Deficit for the Years ended
         September 30, 2007 and 2006                                          26
Notes to Consolidated Financial Statements                                    27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying balance sheet of Sooner Holdings, Inc. as of September 30, 2007 and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sooner Holdings, Inc. as of September 30, 2007 and the results of its operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. As discussed in Note B to the financial statements, Sooner Holdings, Inc. has no current operating activities and has a deficit net worth as of September 30, 2007. These matters raise substantial doubt about the ability of Sooner Holdings, Inc. to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Murrell, Hall, McIntosh & Co. PLLP

Oklahoma City, Oklahoma
December 26, 2007



                              SOONER HOLDINGS, INC.
                                  BALANCE SHEET
                               September 30, 2007


                                     ASSETS

Current Assets
      Cash and cash equivalents                                               $     5,381
                                                                              -----------
           Total Current Assets                                                     5,381

                                                                              -----------
Total Assets                                                                  $     5,381
                                                                              ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable                                                        $    25,913
      Loan From Shareholders                                                       40,128
                                                                              -----------
           Total Current Liabilities                                               66,041
                                                                              -----------

Stockholders' (Deficit)
      Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
      Common stock, $.001 par value 100,000,000 shares authorized
           12,688,016 shares issued and outstanding                                12,688
      Additional paid in capital                                                6,197,690
      Retained earnings (deficit)                                              (6,271,038)

                                                                              -----------
           Total stockholders (deficit)                                           (60,660)
                                                                              -----------
Total Liabilities and Stockholders' (Deficit)                                 $     5,381
                                                                              ===========










          See accompanying summary of accounting policies and notes to financial statements.

                              SOONER HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006


                                                        2007            2006
                                                    ------------   ------------

Revenue                                             $       --     $       --


General and administrative expense                        82,525         63,604
                                                    ------------   ------------

      (Loss) from operations                             (82,525)       (63,604)
                                                    ------------   ------------

Other (Expenses) Income

      Interest income                                       --            8,034
      Interest expense                                      (701)       (85,987)
      Gain on sale of subsidiary                            --          946,199
      Other income (expense)                                --           59,352
                                                    ------------   ------------

           Total Other (Expense) Income                     (701)       927,598
                                                    ------------   ------------

Net (Loss) Before Income Taxes                           (83,226)       863,994

Provision for income taxes                                  --             --
                                                    ------------   ------------

Net Income (Loss)                                   $    (83,226)  $    863,994
                                                    ============   ============

Net Income (Loss) per Share, Basic and Diluted      $      (0.01)  $       0.07
                                                    ============   ============

Weighted average of number of shares outstanding -
      basic and diluted                               12,688,016     12,688,016
                                                    ============   ============










          See accompanying summary of accounting policies and notes to financial statements.



                              SOONER HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Twelve months ended
                                                                       September 30,
                                                                  ----------------------
                                                                     2007         2006
                                                                  ---------    ---------

Cash Flows From Operating Activities
      Net Income (Loss)                                           $ (83,226)   $ 863,994
      Adjustments to reconcile net loss to net cash provided by
      operating activities
           (Gain) on sale of subsidiary                                         (946,199)
           Increase (Decrease) in
             Accounts payable                                        13,065      (36,870)
             Accrued liabilites                                                 (276,636)
                                                                  ---------    ---------

           Net Cash (Used in) Operating Activities                  (70,161)    (395,711)
                                                                  ---------    ---------

Cash Flows from Financing Activities
      Repayments of long term debt                                     --       (300,000)
      Loans from Shareholders                                        40,128         --
                                                                  ---------    ---------

           Net Cash Provided (Used) by Financing Activities          40,128     (300,000)
                                                                  ---------    ---------

Increase (Decrease) in Cash                                         (30,033)    (695,711)

Cash at Beginning of Year                                            35,414      731,125
                                                                  ---------    ---------
Cash at End of Year                                               $   5,381    $  35,414
                                                                  =========    =========

Supplemental Information:
      Interest Paid in Cash                                                    $  85,987
                                                                  =========    =========







          See accompanying summary of accounting policies and notes to financial statements.




                              SOONER HOLDINGS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2007




                                     Common stock          Additional                     Total
                              -------------------------     paid-In     Accumulated    Shareholders'
                                Shares         Amount       capital       Deficit     Equity (Deficit)
                              -----------   -----------   -----------   -----------    -----------

Balance, September 30, 2005    12,688,016   $    12,688   $ 6,197,690   $(7,051,807)      (841,429)

Net Income (Loss)                    --            --            --         863,995        863,995
                              -----------   -----------   -----------   -----------    -----------

Balance, September 30, 2006    12,688,016        12,688     6,197,690    (6,187,812)        22,566

Net Income (Loss)                    --            --            --         (83,226)       (83,226)
                              -----------   -----------   -----------   -----------    -----------
Balance, September 30, 2007    12,688,016   $    12,688   $ 6,197,690   $(6,271,038)   $   (60,660)
                              ===========   ===========   ===========   ===========    ===========




























          See accompanying summary of accounting policies and notes to financial statements.

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006



NOTE A - ORGANIZATION AND OPERATIONS

Sooner Holdings, Inc. ("Sooner" or the "Company"), an Oklahoma corporation, formerly conducted business through three of its wholly owned subsidiaries. Charlie O Business Park Incorporated ("Business Park") which was liquidated into Sooner on October 1, 2005 was engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. ND Acquisition Corp. ("NDAC") which was sold on September 30, 2005 operated minimum security correctional facilities. Sooner Communications, Inc. ("Telecommunications") was liquidated into Sooner Holdings on October 1, 2005. It was engaged in providing enhanced services to the telecommunications industry. Currently, Sooner is inactive except for the administrative costs associated with being a publicly reporting entity. Management is seeking to new business opportunities.

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholder's deficit. Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. As of September 30, 2007 the Company had a deficit net worth of $(50,704) and no operating activities.

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

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006


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

     Concentrations of Credit Risk
     -----------------------------

     The Company maintains cash balances at several financial institutions. On September 30, 2007, the company had only one checking account at one financial institution. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. While not expected, at times, bank deposit amounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

     Recently Issued Accounting Standards
     ------------------------------------

     The Financial Accounting Standards Board recently issued the following standards which the Company reviewed to determine the potential impact on our financial statements upon adoption.

     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006


     In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157.

     In September 2006, the FASB issued Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"), an amendment of FASB Statements No. 87, 88, 106 and
     132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer's statement of financial position, (b) measurement of the funded status as of the employer's fiscal year-end with limited exceptions, and
     (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 has no current applicability to the Company's financial statements.

     In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108"). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. Complying with the requirements of SAB No. 108 had no impact on the Company's financial statements.

     In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006

NOTE D - LIQUIDATION OF SUBSIDIARIES

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

NOTE E - STOCKHOLDERS' EQUITY (DEFICIT)

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

Employee Stock Option Plan
--------------------------

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On June 30, 2007 and 2006 there were no options outstanding under the plan.

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006


NOTE F - INCOME TAXES

Sooner Holdings, Inc. owned 100% of the outstanding stock of Charlie O Business Park, Inc. and Sooner Communications, Inc. In all prior years, Sooner Holdings, Inc. as parent filed a consolidated income tax return with its subsidiaries. The liquidation of the two remaining subsidiaries should not create any tax liability to either the parent or the subsidiaries. Since Sooner Holdings, Inc. owned 100% of Charlie O Business Park, Inc. the complete liquidation of the subsidiary normally qualifies as a tax-free liquidation under Internal Revenue Code Section 332. Sooner Holdings will not recognize any gain or loss on liquidating distributions. Sooner Holdings will take a carryover basis in any assets distributed and any gain or loss in the assets will be preserved and recognized when Sooner Holdings disposes of the assets. Charlie O will not recognize a gain or loss on its distribution of its assets to Sooner Holdings.

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

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the
Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the deferred tax asset will not be realized by future operating results. The only deferred income tax asset the Company had at September 30, 2007 was the tax effect of the net operating loss carryforward of approximately 951,000 which was subject to a 100% valuation allowance at September 30, 2007.

At September 30, 2007, the Company has net operating loss carryforwards for income tax purposes as follows:

    Expiration                            Loss
       Date                           Carryforwards
       ----                           -------------
        12/31/2008                    $   489,596
        12/31/2009                        244,139
        12/31/2010                        357,632
        12/31/2012                         29,124
        12/31/2018                        279,949
         9/30/2020                        152,499
         9/30/2021                        173,815
         9/30/2022                        121,352
         9/30/2023                         25,044
         9/30/2024                        287,561
         9/30/2025                        206,563
         9/30/2027                         73,271
                                      ------------
                                      $ 2,440,545
                                      ============

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2007 and 2006



NOTE G - RELATED PARTY TRANSACTIONS

Related Party Obligations
-------------------------

As of September 30, 2007, the Company had two loans from shareholders. Both were unsecured and due on demand. The loans were dated May 16, 2007 in the amount of $30,128 and August 6, 2007 in the amount of $10,000.

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

ITEM 8B. OTHER INFORMATION

     There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2007 that was not reported.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, Executive Officers and Significant Employees.
--------------------------------------------------------

Directors of Sooner Holdings, Inc.

     Our current directors and their principal occupation are listed below. R.C. Cunningham III is the son of R.C. Cunningham II, the president and chairman. The ownership amount and percent represents shares of our common stock beneficially owned by each of them as of December 27, 2007:

                                                                                           Ownership(1)
                                    Director
          Name            Age        Since             Principal Occupation            Amount        Percent
          ----            ---        -----             --------------------            ------        -------

R.C. Cunningham II        80       06/01/89    Chairman and President, Sooner         9,353,910        74
                                               Holdings, Inc.
R.C. Cunningham III       43       07/03/97    Vice President, Secretary and             72,129         *
                                               Chief Financial Officer, Sooner
                                               Holdings, Inc.
-------------------------

*    Less than 1%

(1) The amount and percent of ownership is based on the total shares of common stock outstanding of 12,688,016 shares as of December 27, 2007 less
     3,000,000 shares returned to our company for cancellation but not yet cancelled.

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

          Name             Age                              Title                             Officer Since
          ----             ---                              -----                             -------------

R.C. Cunningham II         80      CEO and President, Sooner Holdings, Inc.                     06/01/88

R.C. Cunningham III        43      Secretary, Sooner Holdings, Inc.                             07/03/97
                                   Chief Financial Officer, Sooner Holdings, Inc.               03/31/98
                                   Vice President, Sooner Holdings, Inc.                        07/01/00

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


ITEM 10. EXECUTIVE COMPENSATION.

     The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

                       SUMMARY COMPENSATION TABLE

     ---------------------------- ------- ------- -------- ---------- ---------
     Name and Principal Position  Year    Salary    Bonus    Common      Total
                                                             Stock
                                                             Awards
     ---------------------------- ------- ------- -------- ---------- ---------
     R.C. Cunningham, II, CEO     2007       0        0         0          0
     ---------------------------- ------- ------- -------- ---------- ---------
                                  2006       0        0         0          0
     ---------------------------- ------- ------- -------- ---------- ---------


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
     II, CEO
----------------- ------------ ------------- ------------ -------- ---------- ---------- -------- ---------- ---------

Compensation of Directors
-------------------------

     The directors of Sooner Holdings, Inc. received the following compensation in FY 2007 for their services as directors.



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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table shows information as of December 27, 2007 with respect to each beneficial owner of more than five percent of our only voting stock and to each of the officers and directors of our company and as a group:


                                                   No. of Shares      % of Class
                                                   -------------      ----------
R.C. Cunningham II (1)
1440 Glenbrook Drive
Oklahoma City, OK 73118                                9,353,910        74.00

Marilyn C. Kenan, Trustee
Marilyn C. Kenan Trust
212 N.W. 18th Street
Oklahoma City, OK 73103                                1,147,778         9.00

R.C. Cunningham III (2)
3134 Rockridge Place
Oklahoma City, OK 73120                                   72,129            *

All officers and directors as a group
(2 persons)                                            9,426,039        74.29
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

                  Fiscal Year ended September 30, 2007                 $46,098
                  Fiscal Year ended September 30, 2006                 $10,670

     Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended September 30, 2007                 $    -0-
                  Fiscal Year ended September 30, 2006                 $    -0-

     Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended September 30, 2007                 $    -0-
                  Fiscal Year ended September 30, 2006                 $ 4,500

     All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended September 30, 2007                 $    -0-
                  Fiscal Year ended September 30, 2006                 $    -0-

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

Date:  January 11, 2008          SOONER HOLDINGS, INC.


                                     /s/ R.C. Cunningham II
                                 By
                                    --------------------------------------------
                                     R.C. Cunningham II, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     /s/ R.C. Cunningham II
Date:  January 11, 2008
                                 -----------------------------------------------
                                 R.C. Cunningham II, Chairman of the Board,
                                 Chief Executive Officer, President and Director


                                     /s/ R.C. Cunningham III
Date:  January 11, 2008
                                 -----------------------------------------------
                                 R.C. Cunningham III, Secretary,
                                 Chief Financial Officer and Director

                              SOONER HOLDINGS, INC.
                           Commission File No. 0-18344

                                  EXHIBIT INDEX

                                   Form 10-KSB
                       For the Fiscal Year Ended 09-30-07

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