Form 10QSB
period 2007-12-31
SOONER HOLDINGS INC /OK/
filed 2008-02-14
CIK 861370

U.S. SECURITIES AND EXCHANGE
                             COMMISSION WASHINGTON,
                                   D.C. 20549


                                   FORM 10-QSB
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2007

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of February 8, 2008, there were 12,688,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Condensed Financial Statements                                        3

Item 2.  Management's Discussion and Analysis or Plan of Operation            12

Item 3.  Controls and Procedures                                              13

PART II - Other Information                                                   14

Item 1.  Legal Proceedings                                                    14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14

Item 6.  Exhibits                                                             14

SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                            Page
                                                                            ----

Condensed Balance Sheet December 31, 2007 (Unaudited)                          4
Condensed Statements of Operations for the Three Months
         Ended December 31, 2007 and 2006 (Unaudited)                          5
Condensed Statements of Cash Flows for the Three Months Ending
                  December 31, 2007 and 2006 (Unaudited)                       6
Notes to Unaudited Condensed Financial Statements                              7


Our unaudited interim financial statements, including balance sheet as of December 31, 2007, statements of operations and cash flows for the three month periods ended December 31, 2007 and 2006, are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.

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

The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended September 30, 2007.


                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                                  BALANCE SHEET
                               December 31, 2007
                                   (Unaudited)


                                     ASSETS

Current Assets
      Cash and cash equivalents                                               $     3,299
                                                                              -----------
           Total Current Assets                                                     3,299
                                                                              -----------

                                                                              -----------
Total Assets                                                                  $     3,299
                                                                              ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
      Accounts payable                                                        $    20,701
      Loan from Shareholder                                                        48,128
                                                                              -----------
           Total Current Liabilities                                               68,829
                                                                              -----------

Stockholders' Equity (Deficit)
      Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
      Common stock, $.001 par value 100,000,000 shares authorized
           12,688,016 shares issued and outstanding                                12,688
      Additional paid in capital                                                6,197,690
      Retained earnings (deficit)                                              (6,275,908)
                                                                              -----------

Total Stockholders' (Deficit)                                                     (65,530)
                                                                              -----------

                                                                              -----------
Total Liabilities and Stockholders' (Deficit)                                 $     3,299
                                                                              ===========








        See accompanying summary of significant accounting policies and notes to financial statements.

                     SOONER HOLDINGS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three months ending
                                                            December 31
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------

Revenue                                            $       --      $       --

Operating Expenses
      General and administrative expense                  4,000          16,650
                                                   ------------    ------------
           Total Operating Expenses                       4,000          16,650
                                                   ------------    ------------

Operating Income (Loss)                                  (4,000)        (16,650)

Other (Expenses) Income
      Interest expense                                     (871)           --
                                                   ------------    ------------
           Total Other (Expense) Income                    (871)           --

                                                   ------------    ------------
Net (Loss)                                               (4,871)        (16,650)
                                                   ============    ============


Net Income (Loss) per Share, Basic and Diluted     $      (0.00)   $      (0.00)
                                                   ============    ============

Weighted average of number of shares outstanding     12,688,016      12,688,016
                                                   ============    ============









        See accompanying summary of significant accounting policies and notes to financial statements.


                              SOONER HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Three months ended
                                                                           December 31,
                                                                     -----------------------
                                                                       2007           2006
                                                                     --------       --------

Cash Flows From Operating Activities
      Net Income (Loss)                                              $ (4,871)      $(16,650)
      Adjustments to reconcile net loss to net cash provided by
      operating activities
           Increase (Decrease) in
             Accounts payable                                          (5,211)       (12,847)
                                                                     --------       --------
           Net Cash Flows  (Used By) Operating Activities             (10,082)       (29,497)
                                                                     --------       --------

Cash Flows from Financing Activities                                     --
      Loan from Shareholder                                             8,000           --
                                                                     --------       --------
           Net Cash Provided by Financing Activities                    8,000           --
                                                                     --------       --------

Increase (Decrease) in Cash                                            (2,082)       (29,497)

Cash at Beginning of Period                                             5,381         35,414
                                                                     --------       --------

Cash at End of Period                                                $  3,299       $  5,917
                                                                     ========       ========





        See accompanying summary of significant accounting policies and notes to financial statements.

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2007





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

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholder's deficit. Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. As of December 31, 2007 the Company had a deficit net worth of $(65,530) and no operating activities.

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

                               December 31, 2007



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

     Concentrations of Credit Risk
     -----------------------------

     The Company maintains cash balances at several financial institutions. On December 31, 2007, the company had only one checking account at one financial institution. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. While not expected, at times, bank deposit amounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

                                December 31, 2007


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

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2007


       In December 2007, the FASB issued Statement No. 160, "Non Controlling Interest in consolidated financial statements", the object of which is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. Implementation of this Statement is not anticipated to have any impact on the Company's financial statements.

NOTE D - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
---------------

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of December 31, 2007.

Employee Stock Option Plan
--------------------------

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On December 31, 2007 and 2006 there were no options outstanding under the plan.

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2007


NOTE E - INCOME TAXES


A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the
Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the deferred tax asset will not be realized by future operating results. The only deferred income tax asset the Company had at September 30, 2007 was the tax effect of the net operating loss carryforward of approximately $951,000 which was subject to a 100% valuation allowance at September 30, 2007.

At September 30, 2007, the Company has net operating loss carryforwards for income tax purposes as follows:

        Expiration                        Loss
           Date                       Carryforwards
           ----                       -------------
        12/31/2008                      $   489,596
        12/31/2009                          244,139
        12/31/2010                          357,632
        12/31/2012                           29,124
        12/31/2018                          279,949
         9/30/2020                          152,499
         9/30/2021                          173,815
         9/30/2022                          121,352
         9/30/2023                           25,044
         9/30/2024                          287,561
         9/30/2025                          206,563
         9/30/2027                           73,271
                            ------------------------
                                       $  2,440,545
                            ========================

NOTE F - RELATED PARTY TRANSACTIONS

Related Party Obligations
-------------------------

As of December 31, 2007, the Company had three loans from shareholders. All three were unsecured and due on demand. The loans were dated May 16, 2007 in the amount of $30,128 and August 6, 2007 in the amount of $10,000 and November 29, 2007 in the amount of $8,000.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company is involved in certain administrative proceedings arising in the normal course of business. In the opinion of management, such matters will be resolved without material effect on the Company's results of operations or financial condition.

Item 2. Management's Discussion and Analysis or Plan of Operation

     The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ending December 31, 2007 and is qualified in its entirely by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of  Operations  - For the Three Month Period  Ending  December 31, 2007,
--------------------------------------------------------------------------------
Compared to the Three Month Period Ending December 31, 2006
-----------------------------------------------------------

     The following table sets forth certain line-items for comparison from our Statement of Operations.

                                                           Three Months
                                                               Ending
                                                            December 31,
                                                         2007        2006
                                                         ----        ----

                           Revenues                         0           0
                           Operating Expenses           4,000      16,650
                                                      ----------------------
                           Operating Loss              (4,000)    (16,650)

                           Interest Expense               871           0
                                                      ----------------------
                           Net Income (Loss)           (4,871)    (16,650)
                                                      ======================

Liquidity and Capital Resources

     Our current asset (cash) as of December 31, 2007 is $3,299 and was an decrease of $2,082 from our cash position of $5,381 as of September 30, 2007.
This reduction was attributable to management's payment of current operating expenses and the loans from our president. Our total working capital (our current assets less our current liabilities) is a negative $65,530. This represents a further eroding of our working capital which was a negative $60,660 as of September 30, 2007. The decrease in working capital is also related to payment of current expenses and increase of accounts payable. Our president had to loan the company $8,000 during the quarter so we could pay our current expenses. This loan makes his total loans $48,128.

     Considering the working capital (cash) required to pay accrued liabilities, and pay future administrative costs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, we are not certain that the company has sufficient cash to meet those requirements for the next twelve months. Our company will have to seek loans or equity payments to cover the unfunded costs.

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

 14                  Code  of  Ethics  for  CEO  and  Senior  Financial    (2)
                     Officer

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

Footnotes:
----------

(1) Incorporated by reference to our Form 10-KSB for the year ended December 31, 1995 (file no. 0-18344).
(2) Filed as an Exhibit to our Form SB-2, filed September 29, 2000 (file no. 0-18344).


                                   SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  February 12, 2008
                                                SOONER HOLDINGS, INC.


                                                      /s/ R.C. Cunningham II
                                                By
                                                   -----------------------------
                                                   R.C. Cunningham II
                                                   Chief Executive Officer