Form 10-Q
period 2008-03-31
SOONER HOLDINGS INC /OK/
filed 2008-05-15
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2008

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to __________

                           Commission File No. 0-18344

                              SOONER HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
         Large accelerated filer [ ]       Accelerated filer [ ]
         Non-accelerated filer [ ]         Smaller reporting company [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [ ]

         As of May 9, 2008, there were 12,688,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

Item 4.  Controls and Procedures                                              13

PART II - Other Information                                                   13

Item 1.  Legal Proceedings                                                    13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 6.  Exhibits                                                             13

SIGNATURES                                                                    15

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements
                                                                            Page
                                                                            ----

Balance Sheet March 31, 2008 (Unaudited)                                       4
Statements of Operations for the Three Months and
         Six Months Ended March 31, 2008 and 2007
         (Unaudited)                                                           5
Statements of Cash Flows for the Six Months Ending
                  March 31, 2008 and 2007 (Unaudited)                          6
Notes to Unaudited Financial Statements                                        7


Our unaudited interim financial statements, including balance sheet as of March 31, 2008, statements of operations and cash flows for the three and six month periods ended March 31, 2008 and 2007, are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.

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


                              SOONER HOLDINGS, INC.
                                  BALANCE SHEET
                                 March 31, 2008
                                   (Unaudited)


                                     ASSETS

Current Assets
      Cash and cash equivalents                                               $     2,332
                                                                              -----------
           Total Current Assets                                                     2,332

                                                                              -----------
Total Assets                                                                  $     2,332
                                                                              ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable                                                        $    19,846
      Loans from Shareholder                                                       58,128
                                                                              -----------
           Total Current Liabilities                                               77,974
                                                                              -----------
Stockholders' Equity (Deficit)
      Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
      Common stock, $.001 par value 100,000,000 shares authorized
           12,688,016 shares issued and outstanding                                12,688
      Additional paid in capital                                                6,197,690
      Retained earnings (deficit)                                              (6,286,020)
      Related party receivable from stock purchase                                   --
                                                                              -----------
Total Stockholders' Equity (Deficit)                                              (75,642)
                                                                              -----------
Total Liabilities and Stockholders' Equity (Deficit)                          $     2,332
                                                                              ===========


              See accompanying summary of accounting policies and
                         notes to financial statements.





                              SOONER HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ending             Six months ending
                                                             March 31,                      March 31,
                                                   ----------------------------    ---------------------------
                                                       2008            2007            2008            2007
                                                   ------------    ------------    ------------    ------------

Revenue                                            $       --      $       --      $       --      $       --

Operating Expenses
                                                           --              --              --              --
      General and administrative expense                  9,076          32,818          13,076          49,468
                                                           --              --              --              --
                                                   ------------    ------------    ------------    ------------
          Total Operating Expenses                        9,076          32,818          13,076          49,468
                                                   ------------    ------------    ------------    ------------

Operating Income (Loss)                                  (9,076)        (32,818)        (13,076)        (49,468)

Other (Expenses) Income
                                                           --              --              --              --
      Interest expense                                   (1,036)           --            (1,907)           --
                                                   ------------    ------------    ------------    ------------
          Total Other (Expense) Income                   (1,036)           --            (1,907)           --

                                                   ------------    ------------    ------------    ------------
Net Income (Loss)                                  $    (10,112)   $    (32,818)   $    (14,983)   $    (49,468)
                                                   ============    ============    ============    ============

Net Income (Loss) per Share, Basic and Diluted     $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                   ============    ============    ============    ============

Weighted average of number of shares outstanding     12,688,016      12,688,016      12,688,016      12,688,016
                                                   ============    ============    ============    ============





               See accompanying summary of accounting policies and
                         notes to financial statements.




                              SOONER HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Six months ended
                                                                              March 31,
                                                                      ------------------------
                                                                        2008            2007
                                                                      --------        --------
Cash Flows From Operating Activities
      Net (Loss)                                                      $(14,983)       $(49,468)
      Adjustments to reconcile net loss to net cash provided by
      operating activities
           Increase (Decrease) in
             Accounts payable                                           (6,066)         19,012
                                                                      --------        --------
           Net Cash Flows From Operating Activities                    (21,049)        (30,456)
                                                                      --------        --------
Cash Flows from Financing Activities
      Loans from Shareholder                                            18,000            --
                                                                      --------        --------
           Net Cash Provided (Used) by Financing Activities             18,000            --
                                                                      --------        --------
Increase (Decrease) in Cash                                             (3,049)        (30,456)
Cash at Beginning of Year                                                5,381          35,414
                                                                      --------        --------
Cash at End of Year                                                   $  2,332        $  4,960
                                                                      ========        ========




              See accompanying summary of accounting policies and
                         notes to financial statements.

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2008




NOTE A - ORGANIZATION AND OPERATIONS

Sooner Holdings, Inc. ("Sooner" or the "Company"), an Oklahoma corporation, formerly conducted business through three of its wholly owned subsidiaries. Charlie O Business Park Incorporated ("Business Park") which was liquidated into Sooner on October 1, 2005 was engaged in the ownership and rental of a business park in Oklahoma City, Oklahoma. ND Acquisition Corp. ("NDAC") which was sold on September 30, 2005 operated minimum security correctional facilities. Sooner Communications, Inc. ("Telecommunications") was liquidated into Sooner Holdings on October 1, 2005. It was engaged in providing enhanced services to the telecommunications industry. Currently, Sooner is inactive except for the administrative costs associated with being a publicly traded entity. Management is seeking new business opportunities.

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholders' deficit. Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. As of March 31, 2008, the Company had a deficit net worth of $(75,641) and no operating activities.

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

                                 March 31, 2008



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

      Concentrations of Credit Risk
      -----------------------------

      On March 31, 2008, the Company had only one checking account at one financial institution. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. While not expected, at times, bank deposit amounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

NOTE D - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
---------------

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of March 31, 2008.

Employee Stock Option Plan
--------------------------

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2008



agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On March 31, 2008 and 2007 there were no options outstanding under the plan.

NOTE E - INCOME TAXES

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the
Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the deferred tax asset will not be realized by future operating results. The only deferred income tax asset the company had at March 31, 2008 was the tax effect of the net operating loss carryforward of approximately $951,000 which was subject to a 100% valuation allowance at September 30, 2007.

At March 31, 2008 the Company has net operating loss carryforwards for income tax purposes as follows:

    Expiration                                Loss
       Date                              Carryforwards
       ----                              -------------
        12/31/2008                          $   489,596
        12/31/2009                              244,139
        12/31/2010                              357,632
        12/31/2012                               29,124
        12/31/2018                              279,949
         9/30/2020                              152,499
         9/30/2021                              173,815
         9/30/2022                              121,352
         9/30/2023                               25,044
         9/30/2024                              287,561
         9/30/2025                              206,563
         9/30/2027                               83,226
                                       ----------------
                                            $ 2,450,500
                                       ================


NOTE F - RELATED PARTY TRANSACTIONS

Related Party Obligations
-------------------------

As of March 31, 2008, the Company had loans outstanding from stockholders of $58,128. These loans are unsecured and are due on demand.

                              SOONER HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2008



NOTE G - COMMITMENTS AND CONTINGENCIES

The Company is not involved in any proceedings nor does it have any commitments or contingencies as of March 31, 2008.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ending March 31, 2008 and is qualified in its entirely by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of  Operations  - For the Three and Six Month  Periods  Ending March 31,
--------------------------------------------------------------------------------
2008, Compared to the Three and Six Month Periods Ending March 31, 2007.
------------------------------------------------------------------------

         The following table sets forth, certain line-items for comparison from our Statement of Operations.

                             Three Months               Six Months
                                Ending                    Ending
                               March 31,                 March 31,
                            2008       2007           2008       2007
                            ----       ----           ----       ----
Revenues                       0          0              0          0
Operating Expenses         9,076     32,818         13,076     49,468
                         ------------------        ------------------

Operating Loss            (9,076)   (32,818)       (13,076)   (49,468)
Interest Expense           1,036          0          1,907          0
                         ------------------        ------------------
Net Loss                 (10,112)   (32,818)       (14,983)   (49,468)
                         ==================        ==================

         Operating Expenses

         Operating expenses of $9,076 for the second quarter (Q2) of Fiscal Year 2008 were $23,742 less than the operating expenses for Q2 of 2007. These expenses, in both years, primarily represented accounting, auditing and EDGARization expenses related to our preparation of delinquent Forms 10-KSB and 10-QSB. And, we performed more of such work in the first half of FY 2007 than the first half of FY 2008. These same expenses in the first half of 2008 were $36,392 less than similar expenses in the first half of FY 2007.

         Liquidity and Capital Resources

         Our current asset (cash) as of March 31, 2008, is $2,332 and was a decrease of $967 from our cash position of $3,299 as of December 31, 2007. This reduction was attributable to management's payment of current operating expenses and the loans from our president. Our total working deficit (our current assets less our current liabilities) is $75,644. This represents a further eroding of our working deficit which was $64,564 as of December 31, 2007. The decrease in working capital is also related to payment of current expenses and increase of accounts payable. Our President had to loan the company $10,000 during the quarter so we could pay our current expenses. This loan makes his total loans $58,128.

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

Item 4.  Controls and Procedures

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

Item 6.  Exhibits

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

                                                                       Page no.
     Item No.            Description                                  (footnote)
     --------            -----------                                  ----------

 3.1 thru 3.3         Articles  of   Incorporation,   By-Laws  and         (1)
                      Amendments thereto

 14                   Code of Ethics for CEO and Senior  Financial         (3)
                      Officers

 16                   Letter of February 5, 2003 of Grant Thornton         (2)
                      LLP.  agreeing with the  statements  made in
                      this  Form  8-K by  Sooner  Holdings,  Inc.,
                      concerning   Sooner's  change  of  principal
                      independent accountants.

 20.1                 Audit Committee Charter                              (3)

 20.2                 Compensation Committee Charter                       (3)

 20.3                 Governance and Nominating Committee Charter          (3)

 20.4                 Corporate Governance Principles                      (3)

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

Dated:  May 14, 2008
                                                     SOONER HOLDINGS, INC.


                                                         /s/ R.C. Cunningham II
                                                     By
                                                        ------------------------
                                                         R.C. Cunningham II
                                                         Chief Executive Officer