Form 10-Q
period 2008-06-30
SOONER HOLDINGS INC /OK/
filed 2008-07-29
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2008

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

         As of July 24, 2008, there were 12,688,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

                                TABLE OF CONTENTS
                                                                            Page

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 4.  Controls and Procedures                                              12

PART II - Other Information                                                   12

Item 1.  Legal Proceedings                                                    12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          12

Item 6.  Exhibits                                                             12

SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements Page

Balance Sheet June 30, 2008 (Unaudited)                                        4
Statements of Operations for the Three Months and
         Nine Months Ended June 30, 2008 and 2007
         (Unaudited)                                                           5
Statements of Cash Flows for the Nine Months Ending
         June 30, 2008 and 2007 (Unaudited)                                    6
Notes to Financial Statements (Unaudited)                                      7


Our unaudited interim financial statements, including balance sheet as of June 30, 2008, statement of operations for the three and nine month periods ended June 30, 2008 and 2007, and statement of cash flows for the nine month periods ended June 30, 2008 and 2007 are attached hereto as Pages 4 through 6 and are incorporated herein by this reference.

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


                              SOONER HOLDINGS, INC.
                                  BALANCE SHEET
                                 June 30, 2008
                                   (Unaudited)


                                     ASSETS
Current Assets
      Cash and cash equivalents                                               $     1,107
                                                                              -----------
           Total Current Assets                                                     1,107

                                                                              -----------
Total Assets                                                                  $     1,107
                                                                              ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable                                                        $    24,615
      Loans from Shareholder                                                       60,128
                                                                              -----------
           Total Current Liabilities                                               84,743

Stockholders' Equity (Deficit)
      Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
      Common stock, $.001 par value 100,000,000 shares authorized
           12,688,016 shares issued and outstanding                                12,688
      Additional paid in capital                                                6,197,690
      Retained earnings (deficit)                                              (6,294,014)

                                                                              -----------
Total Stockholders' Equity (Deficit)                                              (83,636)
                                                                              -----------
Total Liabilities and Stockholders' Equity (Deficit)                          $     1,107
                                                                              ===========






                See accompanying summary of accounting policies
                       and notes to financial statements




                                   SOONER HOLDINGS, INC.
                                  STATEMENTS OF OPERATIONS
                                        (Unaudited)


                                                       Three months ending               Nine months ending
                                                            June 30,                          June 30,
                                                   ----------------------------    ----------------------------
                                                       2008            2007            2008            2007
                                                   ------------    ------------    ------------    ------------

Revenue                                            $       --      $       --      $       --      $       --

Operating Expenses

      General and administrative expense                  6,808          21,024          19,884          70,492

                                                   ------------    ------------    ------------    ------------
          Total Operating Expenses                        6,808          21,024          19,884          70,492
                                                   ------------    ------------    ------------    ------------

Operating Loss                                           (6,808)        (21,024)        (19,884)        (70,492)

Other Expenses

      Interest expense                                   (1,185)           --            (3,092)           --
                                                   ------------    ------------    ------------    ------------
          Total Other Expense                            (1,185)           --            (3,092)           --

                                                   ------------    ------------    ------------    ------------
Net Loss                                           $     (7,993)   $    (21,024)   $    (22,976)   $    (70,492)
                                                   ============    ============    ============    ============

Net Loss per Share, Basic and Diluted              $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                                   ============    ============    ============    ============

Weighted average of number of shares outstanding     12,688,016      12,688,016      12,688,016      12,688,016
                                                   ============    ============    ============    ============








                See accompanying summary of accounting policies
                        and notes to financial statements





                              SOONER HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine months ended
                                                                            June 30,
                                                                     --------------------
                                                                       2008        2007
                                                                     --------    --------
Cash Flows From Operating Activities
      Net Loss                                                       $(22,976)   $(70,492)
      Adjustments to reconcile net loss to net cash provided by
      operating activities
           Increase (Decrease) in
             Accounts payable                                          (1,298)      7,249
                                                                     --------    --------
           Net Cash Flows From Operating Activities                   (24,274)    (63,243)

Cash Flows from Financing Activities
      Loans from Shareholder                                           20,000      30,125
                                                                     --------    --------
           Net Cash Provided by Financing Activities                   20,000      30,125

Decrease in Cash                                                       (4,274)    (33,118)
Cash at Beginning of Year                                               5,381      35,414
                                                                     --------    --------
Cash at End of Year                                                  $  1,107    $  2,296
                                                                     ========    ========









                See accompanying summary of accounting policies
                        and notes to financial statements

                              SOONER HOLDINGS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 2008




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


NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholders' deficit. Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. As of June 30, 2008, the Company had a deficit net worth of $(83,636) and no operating activities.

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


NOTE C - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     Cash and Cash Equivalents
     -------------------------

     The Company considers money market accounts and all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                              SOONER HOLDINGS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 2008



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

     Concentrations of Credit Risk
     -----------------------------

     On June 30, 2008, the company had only one checking account at one financial institution. The account is insured by the Federal Deposit Insurance Corporation up to $100,000. While not expected, at times, bank deposit amounts may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


NOTE D - STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred Stock
     ---------------

     The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of June 30, 2008.

     Employee Stock Option Plan
     --------------------------

     The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or

                              SOONER HOLDINGS, INC.

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

                                  June 30, 2008



     "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On June 30, 2008 and 2007 there were no options outstanding under the plan.


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

At September 30, 2007, the Company has net operating loss carryforwards for income tax purposes as follows:

        Expiration                            Loss
           Date                           Carryforwards
           ----                           -------------
        12/31/2008                         $   489,596
        12/31/2009                             244,139
        12/31/2010                             357,632
        12/31/2012                              29,124
        12/31/2018                             279,949
         9/30/2020                             152,499
         9/30/2021                             173,815
         9/30/2022                             121,352
         9/30/2023                              25,044
         9/30/2024                             287,561
         9/30/2025                             206,563
         9/30/2027                              73,271
                                          -------------
                                           $ 2,440,545
                                          =============


NOTE F - RELATED PARTY TRANSACTIONS

Related Party Obligations
-------------------------

As of June 20, 2008, the company had loans outstanding from shareholders of $60,128. These loans are unsecured and are due on demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis should be read in conjunction with the financial statements and the accompanying notes thereto for the period ending June 30, 2008 and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere. See "Item 1. Financial Statements."

Results of  Operations  - For the Three and Nine Month  Periods  Ending June 30,
--------------------------------------------------------------------------------
2008, Compared to the Three and Nine Month Periods Ending June 30, 2007.
------------------------------------------------------------------------

         The following table sets forth, certain line-items for comparison from our Statement of Operations.






                                        Three Months            Nine Months
                                          Ending                  Ending
                                         June 30,                June 30,
                                 ---------------------    ----------------------
                                    2007         2008        2007         2008
                                 -----------------------------------------------

Revenues                            --           --           --           --
Operating Expenses                21,024        6,808       70,492       19,884
Operating Loss                   (21,024)      (6,808)     (70,492)     (19,884)

Interest Expense                    --         (1,185)        --         (3,092)

Net Loss                         (21,024)      (7,993)     (70,492)     (22,976)

         Operating Expenses

         Operating expenses of $6,808 for the third quarter (Q3) of Fiscal Year 2008 were $14,216 less than the operating expenses for Q3 of 2007. These expenses, in both years, primarily represented accounting, auditing and EDGARization expenses related to our preparation of delinquent Forms 10-KSB and 10-QSB. There was performed more of such work in the first nine months of FY 2007 than the first nine months of FY 2008. These same expenses in the first nine months of 2008 were $50,608 less than similar expenses in the first nine months of FY 2007.

         Liquidity and Capital Resources

         Our current asset (cash) as of June 30, 2008, is $1,107 and was a decrease of $1,225 from our cash position of $2,332 as of March 31, 2008. This reduction was attributable to management's payment of current operating expenses and the loans from our president. Our total working deficit (our current assets less our current liabilities) is $83,636. This represents a further eroding of our working deficit which was $75,642 as of March 31, 2008. The decrease in working capital is also related to payment of current expenses and increase of accounts payable. Our President had to loan the company $2,000 during the quarter so we could pay our current expenses. This loan makes his total loans $60,128.

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

Plan of Operation for the Next Twelve Months

         On July 23, 2008 we entered into an agreement with Mr. Glen McKay of Toronto, Ontario, Canada and two of our principal shareholders, Mr. R.C. Cunningham II and Mr. Thomas J. Kenan, both of Oklahoma City, Oklahoma. The purpose of the agreement is to transfer to Mr. McKay the control of our company.

         Mr. McKay has ambitious plans to involve our company in an expansion of an existing, privately-owned monorail system in Las Vegas, Nevada and the construction of a connecting privately-owned rail line to a location in California. The agreement is to be effectuated by August 15, 2008 or it will expire. More details concerning the agreement are set forth in our Form 8-K filed at the Securities and Exchange Commission on July 28, 2008 (SEC file no. 0-18344).

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

 31.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated:  July 29, 2008
                                         SOONER HOLDINGS, INC.


                                                  /s/ R.C. Cunningham II
                                         By
                                            ------------------------------------
                                              R.C. Cunningham II
                                              Chief Executive Officer