Form 10-K
period 2008-09-30
SOONER HOLDINGS INC /OK/
filed 2009-01-07
CIK 861370

U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
         Large accelerated filer [  ]         Accelerated filer [  ]
         Non-accelerated filer [  ]           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the $0.125 average bid and asked price of such common equity, as of December 15, 2008: $407,747.

As of December 10, 2008, there were 12,688,016 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


PART I

ITEM 1       Business .........................................................1
ITEM 2       Properties .......................................................8
ITEM 3       Legal Proceedings ................................................8
ITEM 4       Submission of Matters to a Vote of Security Holders ..............8

PART II

ITEM 5       Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities ................8
ITEM 7       Management's Discussion and Analysis of Financial Condition
             and Results of Operations ........................................9
ITEM 8       Financial Statements and Supplementary Data .....................11
ITEM 9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................22
ITEM 9A(T)   Controls and Procedures .........................................23
ITEM 9B      Other Information ...............................................24

PART III

ITEM 10      Directors, Executive Officers and Corporate Governance ..........24
ITEM 11      Executive Compensation ..........................................29
ITEM 12      Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters .................................30
ITEM 13      Certain Relationships and Related Transactions, and Director
             Independence ....................................................31
ITEM 14      Principal Accounting Fees and Services ..........................32

PART IV

ITEM 15      Exhibits, Financial Statement Schedules .........................33

                                     PART I

ITEM 1.  BUSINESS.

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

         At the present time we have identified a business opportunity that we are pursuing. It involves a change in control of our company, through the proposed purchase by Mr. Glen McKay of Toronto, Canada of 81% of the outstanding shares of common stock of the company now held by R.C. Cunningham, president of the company, and Thomas J. Kenan, general counsel of the company. Mr. McKay proposes to acquire from investors the required funds, estimated at $5 billion, to purchase the existing monorail in Las Vegas, Nevada, to expand it, to build and operate a high-speed railroad between the Las Vegas monorail and a location near Los Angeles, California, and to develop real estate projects associated with areas near the railroad. The agreement concerning this change of control has been reported in the company's Form 8-K filed with the Commission on July 28, 2008 and is adopted herein by reference (SEC File Number 000-18344, Accession Number 0001010549-08-000601). Its term has been extended twice. Mr. McKay has reported progress in attracting investors, but no funds have been raised to date and a closing of the change of control agreement is still problematic.

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

Employees
---------

         We currently have no employees. Management uses consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. Although there is no current plan with respect to its nature or amount, remuneration may be paid to or accrued for the benefit of our officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

ITEM 1A. RISK FACTORS.

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

         6. Lack of Diversification. Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our acquisitions or operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

         7. Reliance upon Financial Statements. We generally will require audited financial statements from companies that we propose to acquire. Given cases where audited financials are not available, we will have to rely upon interim period unaudited information received from target companies' management that has not been verified by outside auditors. The lack of the type of independent verification which audited financial statements would provide increases the risk that our company, in evaluating an acquisition with such a target company, will not have the benefit of full and accurate information about the financial condition and recent interim operating history of the target company. This risk increases the prospect that the acquisition of such a company might prove to be an unfavorable one for the Company or the holders of our securities.

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

         8. Other Regulation. An acquisition made by our company may be of a business that is subject to regulation or licensing by federal, state, or local authorities. Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of our company.

         9. Indemnification of Officers and Directors. Oklahoma statutes provide for the indemnification of its directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the company. The company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person's promise to repay the company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the company which it will be unable to recoup.

         10. Director's Liability Limited. Oklahoma Statutes exclude personal liability of its directors to the company and its stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, the company will have a much more limited right of action against its directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

         11. Dependence upon Outside Advisors. To supplement the business experience of its officers and directors, the company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the company's president without any input from stockholders. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the company. In the event the president of the company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if they are able to provide the required services.

         12. Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by the company may be leveraged, i.e., the company may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity. This could increase the company's exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

         13. Competition. The search for potentially profitable business opportunities is intensely competitive. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than we do. These competitive conditions will exist in any industry in which the company may become interested.

         14. No Foreseeable Dividends. We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

         15. Loss of Control by Present Management and Stockholders. We may consider an acquisition in which we would issue as consideration for the business opportunity to be acquired an amount of our authorized but unissued common stock that would, upon issuance, represent the great majority of the voting power and equity of the company. The result of such an acquisition would be that the acquired company's stockholders and management would control the resultant company, and our company's management could be replaced by persons unknown at this time. Such a merger would result in a greatly reduced percentage of ownership of the company by our current shareholders. In addition, our major shareholders could sell control blocks of stock at a premium price to the acquired company's stockholders.

         16. Inactive Public Market Exists. There is a public market for our common stock, but it is inactive and no assurance can be given that an active market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If an active market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in these securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for any loans.

         17. Rule 144 Sales. Of the 12,688,016 shares of our common stock outstanding, none of the shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, other than the 6,466,210 shares owned by our management - and even those can be sold pursuant to Rule 144 one year after the company files "Form 10 information" with the Commission immediately after the change of control occurs that is contemplated by the agreement with Mr. Glenn McKay. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months or one year, depending on his status as an affiliate of the company or not, may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

         18. Blue Sky Restrictions. Many states have enacted statutes or rules which restrict or prohibit the sale of securities of "blank check" companies to residents so long as they remain without specific business companies. To the extent any current shareholders or subsequent purchaser from a shareholder may reside in a state which restricts or prohibits resale of shares in a "blank check" company, warning is hereby given that the shares may be "restricted" from resale as long as the company is a shell company.

         In the event of a violation of state laws regarding resale of "blank check" shares the company could be liable for civil and criminal penalties which would be a substantial impairment to the Company.

ITEM 2.  PROPERTIES.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In fiscal 2008 there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise. Our last meeting of shareholders was in 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common stock traded on the Pink Sheets until April 10, 2008 when it moved to the OTC Bulletin Board where it trades under the stock symbol "SOON". The high and low bid information for the stock during the years ended September 30, 2007 and 2008 is set forth below. The information was obtained from the OTC BB and Pink Sheets and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

    Quarter                            High                       Low
    -------------------------------------------------------------------
    2007:    1st Qtr                   0.030                      0.020
             2nd Qtr                   0.060                      0.025
             3rd Qtr                   0.060                      0.050
             4th Qtr                   0.100                      0.050

    2008:    1st Qtr                   0.08                       0.026
             2nd Qtr                   0.035                      0.03
             3rd Qtr                   0.08                       0
             4th Qtr                   0.31                       0.02

         Holders.
         --------

         As of December 10, 2008, we had 569 shareholders of record and 12,688,016 shares issued and outstanding. This does not include the holders whose shares are held in a depository trust in "street" name. As of September 30, 2008, 1,896,139 shares (or approximately 11.2 percent) of the issued and outstanding stock were held by Depository Trust Company in "street name".

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

         Reports to Security Holders.
         ----------------------------

         We file reports with the Securities and Exchange Commission. These reports are annual 10-K, quarterly 10-Q and periodic 8-K reports. We will furnish stockholders with annual reports containing financial statements audited by independent certified public accountants and such other periodic reports as we may deem appropriate or as required by law. The public may read and copy any materials we file with the SEC at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Sooner Holdings is an electronic filer, and the SEC maintains an Internet Web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of such site is http://www.sec.gov.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         As reported above and as filed with the Commission on a Form 8-K on July 28, 2008, we have signed a change of control contract with Mr. Glen McKay of Toronto, Canada which, if the agreement is closed, will result in the company's pursuit of a business plan involving the purchase of the monorail system in Las Vegas, Nevada, building of a high-speed railroad between the monorail and an area near Los Angeles, California, and the development of real estate opportunities in the adjacent areas. The contents of the Form 8-K are adopted herein by reference.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the company appear as follows:
                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm, December 31, 2008 ...12 Report of Independent Registered Public Accounting Firm, December 26, 2007 ...13
Balance Sheets September 30, 2008 and 2007 ...................................14
Statements of Operations for the Years ended
         September 30, 2008 and 2007 .........................................15
Statement of Changes in Shareholders' Equity for the Years ended
         September 30, 2008 and 2007 .........................................16
Statements of Cash Flows for the Years ended
         September 30, 2008 and 2007 .........................................17
Notes to Financial Statements ................................................18

                            SMITH, CARNEY & CO., p.c.
                          CERTIFIED PUBLIC ACCOUNTANTS

Joseph E. Brueggen                                 5100 N. Brookline, Suite 1000
Kenneth L. Carney                                   Oklahoma City, OK 73112-3627
Edward W. Granger                                            BUS: (405) 272-1040
Joseph W. Hornick                                            FAX: (405) 235-6180
Kevin D. Howard                                                   1-800-570-1040
Van R. Oliver
H. Kirby Smith

www.smithcarney.com
                                                         5 S. Commerce, Suite 33
                                                          Ardmore, OK 73401-3924
                                                             BUS: (580) 226-1227
                                                             FAX: (580) 226-1229
                                                                  1-866-570-1040


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sooner Holdings, Inc.:

We have audited the accompanying balance sheets of Sooner Holdings, Inc. as of September 30, 2008 and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sooner Holdings, Inc. as of September 30, 2008 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered losses from operations in recent years and continues to have a significant shareholders' deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Smith, Carney & Co., p.c.

Oklahoma City, OK
December 31, 2008


           Member American Institute of Certified Public Accountants
                           Member SEC Practice Section
                              PCAOB Registered Firm

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



/s/ Murrell, Hall, McIntosh & Co. PLLP

Oklahoma City, Oklahoma
December 26, 2007


                              SOONER HOLDINGS, INC.
                                 BALANCE SHEETS

                                                                                     September 30,
                                                                              --------------------------
                                        ASSETS                                   2007           2008
                                                                              -----------    -----------
CURRENT ASSETS
      Cash and cash equivalents                                               $     5,381    $       269
                                                                              -----------    -----------
          Total current assets                                                      5,381            269

                                                                              -----------    -----------
TOTAL ASSETS                                                                  $     5,381    $       269
                                                                              ===========    ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
      Accounts payable                                                        $    25,913    $    37,686
      Loans from shareholder                                                       40,128         60,428
                                                                              -----------    -----------
          Total current liabilities                                                66,041         98,114

SHAREHOLDERS' EQUITY (DEFICIT)
      Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
      Common stock, $.001 par value 100,000,000 shares authorized
          12,688,016 shares issued and outstanding                                 12,688         12,688
      Additional paid in capital                                                6,197,690      6,197,690
      Retained earnings (deficit)                                              (6,271,038)    (6,308,223)
                                                                              -----------    -----------
          Total shareholders'  equity (deficit)                                   (60,660)       (97,845)
                                                                              -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                          $     5,381    $       269
                                                                              ===========    ===========



See accompanying notes to financial statements.



                              SOONER HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS


                                                  Year Ended September 30,
                                                ----------------------------
                                                    2007            2008
                                                ------------    ------------

REVENUE                                         $       --      $       --

OPERATING EXPENSES
      General and administrative expense              82,525          32,880
                                                ------------    ------------
           Total Operating Expenses                   82,525          32,880
                                                ------------    ------------

Loss from Operations                                 (82,525)        (32,880)

OTHER INCOME (EXPENSE)
      Interest income                                   --              --
      Interest expense                                  (701)         (4,305)
      Gain on sale of subsidiary                        --              --
      Other                                             --              --
                                                ------------    ------------
           Total Other Income (Expense)                 (701)         (4,305)
                                                ------------    ------------

Net loss before income taxes                         (83,226)        (37,185)

INCOME TAXES                                            --              --
                                                ------------    ------------

Net Loss                                        $    (83,226)   $    (37,185)
                                                ============    ============

Net Loss per Share, Basic and Diluted           $      (0.01)   $      (0.00)
                                                ============    ============

Weighted average number of shares outstanding     12,688,016      12,688,016
                                                ============    ============



See accompanying notes to financial statements.




                              SOONER HOLDINGS, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEAR ENDED SEPTEMBER 30, 2006, 2007, AND 2008




                                                              Additional                     Total
                                                 Common par     paid-in      Retained      shareholders'
                                 Common shares      value       capital      earnings     equity (deficit)
                                  -----------   -----------   -----------   -----------    -----------

Balance, September 30, 2006        12,688,016   $    12,688   $ 6,197,690   $(6,187,812)   $    22,566

Net Loss                                 --            --            --         (83,226)       (83,226)
                                  -----------   -----------   -----------   -----------    -----------

Balance, September 30, 2007        12,688,016        12,688     6,197,690    (6,271,038)       (60,660)

Net Loss                                 --            --            --         (37,185)       (37,185)
                                  -----------   -----------   -----------   -----------    -----------

Balance, September 30, 2008        12,688,016   $    12,688   $ 6,197,690   $(6,308,223)   $   (97,845)
                                  ===========   ===========   ===========   ===========    ===========





See accompanying notes to financial statements.



                              SOONER HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                       Year Ended September 30,
                                                                       -------------------------
                                                                         2007             2008
                                                                       --------         --------

CASH FLOWS DUE TO OPERATING ACTIVITIES
      Net Loss                                                         $(83,226)        $(37,185)
      Adjustments to reconcile net loss to net cash provided by
       operating activities
            (Gain) on sale of subsidiary                                   --               --
            Increase (decrease) in:
              Accounts payable                                           13,065           11,773
                                                                       --------         --------
            Net cash used in operating activities                       (70,161)         (25,412)
                                                                       --------         --------

CASH FLOWS DUE TO FINANCING ACTIVITIES
       Payments of long term debt
       Loans from shareholder                                            40,128           20,300
                                                                       --------         --------
            Net cash provided (used) by financing activities             40,128           20,300
                                                                       --------         --------

NET DECREASE IN CASH                                                    (30,033)          (5,112)

CASH AT BEGINNING OF YEAR                                                35,414            5,381
                                                                       --------         --------

CASH AT END OF YEAR                                                    $  5,381         $    269
                                                                       ========         ========


SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID DURING THE YEAR FOR:
      INTEREST                                                         $   --           $   --
                                                                       ========         ========
      INCOME TAXES                                                     $   --           $   --
                                                                       ========         ========



See accompanying notes to financial statements.

                              SOONER HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2008


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

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant shareholders' deficit. Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. As of September 30, 2008, the Company had a deficit net worth of $(97,845) and no operating activities.

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

    Concentrations of Credit Risk
    -----------------------------

      The Company in the past maintained cash balances at several financial institutions. On September 30, 2008, the company had only one checking account at one financial institution. Accounts at each institution in non-interest bearing accounts are insured by the Federal Deposit Insurance Corporation. The company's only checking account is non-interest bearing and is fully insured with no limitations on account balances. The Federal Deposit Insurance Corporation will provide the full coverage with no limits until December 31, 2009.

NOTE D - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
---------------

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of September 30, 2008.

Employee Stock Option Plan
--------------------------

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On September 30, 2008 and 2007 there were no options outstanding under the plan.

NOTE E - INCOME TAXES

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the
Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the deferred tax asset will not be realized by future operating results. The only deferred income tax asset the company had at September 30, 2008 and 2007 was the tax effect of the net operating loss carryforward of approximately $779,000 and $951,000, respectively, which was subject to a 100% valuation allowance at September 30, 2008 and 2007, respectively.

At September 30, 2008, the Company has net operating loss carryforwards for

                        Expiration                       Loss
                           Date                     Carryforwards
                           ----                     -------------
                        9/30/2009                      $244,139
                        9/30/2010                       357,632
                        9/30/2012                        29,124
                        9/30/2018                       279,949
                        9/30/2020                       152,499
                        9/30/2021                       173,815
                        9/30/2022                       121,352
                        9/30/2023                        25,044
                        9/30/2024                       287,561
                        9/30/2025                       206,563
                        9/30/2027                        83,226
                        9/30/2028                        37,185
                                                    -------------
                                                     $1,998,089
                                                    =============


NOTE F - RELATED PARTY TRANSACTIONS

Related Party Obligations
-------------------------

As of September 30, 2008 and 2007, the company had loans outstanding from shareholders of $60,428 and $40,128, respectively. These loans are unsecured and are due on demand with an annual interest rate of 8%. As of September 30, 2008 and 2007, interest expense of $4,305 and $701, respectively, has been accrued on theses notes and is included in accounts payable.


NOTE G - COMMITMENTS AND CONTINGENCIES

The Company is not aware of any administrative proceedings, commitments or contingencies involving Sooner Holdings, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         In late July 2008 Sooner Holdings, Inc. ("Sooner") was notified by Murrell, Hall, McIntosh & Co., PLLP of Oklahoma City, Oklahoma ("Murrell, Hall"), the principal independent registered public accountants of Sooner, that Murrell, Hall was merging with a larger accounting firm and that it would no longer perform the audit for Sooner. Murrell, Hall had been engaged as Sooner's principal independent registered public accountants since February 3, 2003.

         The reports of Murrell, Hall on the financial statements of Sooner for its fiscal years ended September 30, 2006 and 2007 contained no adverse opinion or disclaimer of opinion, and, other than raising substantial doubt about Sooner's ability to continue as a going concern, were not otherwise qualified or modified as to uncertainty, audit scope, or accounting principles during the period of its engagement to July 31, 2008, the date of resignation.

         During the past two years or interim periods prior to July 31, 2008, there were no disagreements between Sooner and Murrell, Hall whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Murrell, Hall would have caused them to make reference to the subject matter of the disagreements in their reports on the financial statements.

         Sooner provided Murrell, Hall with a copy of the disclosures it made in its Form 8-K and requested Murrell, Hall to furnish a letter addressed to the Commission stating whether it agreed with the statements made in the Form 8-K and, if not, stating the respects in which it did not agree. Such a letter was filed as an exhibit to the Form 8-K on November 18, 2008.

         On November 24, 2008, the board of directors of Sooner Holdings, Inc. ("Sooner") engaged Smith, Carney & Co., p.c. of Oklahoma City, Oklahoma as Sooner's principal independent registered public accountants to audit its financial statements. The board of directors did not consult the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the issuer's financial statements.

         Smith, Carney & Co., p.c. replaces Murrell, Hall, McIntosh & Co., PLLP of Oklahoma City, Oklahoma ("Murrell, Hall"), the previous principal independent registered public accountants of Sooner.

         The resignation of Murrell, Hall was reported in a Form 8-K filed on November 18, 2008. The appointment of Smith, Carney & Co., p.c. was reported in a Form 8-K filed on December 1, 2008.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

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

         Internal control over financial reporting.

         Management's   annual  report  on  internal   control  over   financial
reporting. The registrant's management recognizes its responsibility for establishing and maintaining adequate internal control over financial reporting for the registrant. Currently, the registrant is operating as a caretaker entity, keeping the corporation alive and in good standing with the Commission. All debit and credit transactions with the company's bank accounts are reviewed by the officers as well as all communications with the company's creditors. The directors meet frequently - as often as weekly - to discuss and review the financial status of the company and all developments regarding its search for a reverse merger partner. All filings of reports with the Commission are reviewed before filing by all directors.

         Management assesses the company's control over financial reporting at the end of its most recent fiscal year to be effective. It detects no material weaknesses in the company's internal control over financial reporting.

         This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

         There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Commission rules that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

         There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2008 that was not reported.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

         Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Sooner Holdings, Inc. at September 30, 2008 and a description of the business experience of each. R.C. Cunningham III is the son of R.C. Cunningham II, the president and chairman.

-------------------------- ----------------------- ---------------- ------------
                                                     Office Held     Term of
          Person                  Offices            Since           Office
-------------------------- ----------------------- ---------------- ------------
-------------------------- ----------------------- ---------------- ------------
R.C. Cunningham II         Director                 1989             2010
-------------------------- ----------------------- ---------------- ------------
                           CEO and President        1988             2010
-------------------------- ----------------------- ---------------- ------------
R.C. Cunningham III        Director                 1997             2010
-------------------------- ----------------------- ---------------- ------------
                           Secretary                1997             2010
-------------------------- ----------------------- ---------------- ------------
                           CFO                      1998             2010
-------------------------- ----------------------- ---------------- ------------
                           Vice President           2000             2010
-------------------------- ----------------------- ---------------- ------------

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

         None of the directors holds any directorships in any company with a class of securities registered under the Exchange Act or subject to the reporting requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

         Involvement in certain legal proceedings. During the past five years, none of the directors has been involved in any of the following events:

     o A petition under the Federal bankruptcy law or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     o Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

     o Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

     o Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

     o    Engaging in any type of business practice; or

     o Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

     o Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity; or

     o Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

     o Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Future Trading Commission has not been subsequently reversed, suspended or vacated.

         Code of Ethics. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to Form 10-QSB Quarterly Report for the period ended December 31, 2002 (Exhibit 14 incorporated herein by reference). We undertake to provide to any person without charge, upon request, a copy of such code of ethics. Such a request may be made by writing to the company at its address at 921 Northwest 63rd Street, Suite 100, Oklahoma City, OK 73116.

         Corporate Governance.
         ---------------------

         Security holder recommendations of candidates for the board of directors. Any shareholder may recommend candidates for the board of directors by writing to the president of our company the name or names of candidates, their home and business addresses and telephone numbers, their ages, and their business experience during at least the last five years. The recommendation must be received by the company by March 9 of any year or, alternatively, at least 60 days before any announced shareholder annual meeting.

         Audit committee. We have no standing audit committee. Our directors perform the functions of an audit committee. Our limited operations make unnecessary a standing audit committee, particularly in view of the fact that we have only three directors at present. None of our directors is an audit committee financial expert, but the directors have access to consultants that can provide such expertise when such is needed.

         Compliance with Section 16(a) of the Securities Exchange Act.
         -------------------------------------------------------------

         Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons - either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act - failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

                                                             No. of Failures
                                  No. of Transactions          to File a
Name     No. of Late Reports      Not Timely Reported        Required Report
----     -------------------      -------------------        ---------------
None             0                         0                        0

ITEM 11. EXECUTIVE COMPENSATION.

         The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

   ------------------------------ ------ --------- -------- --------- --------
   Name and Principal Position    Year     Salary    Bonus    Common    Total
                                                              Stock
                                                              Awards
   ------------------------------ ------ --------- -------- --------- --------
   R.C. Cunningham, II, CEO       2008       0        0          0         0
   ------------------------------ ------ --------- -------- --------- --------
                                  2007       0        0          0         0
   ------------------------------ ------ --------- -------- --------- --------


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                  --------------------------------------------

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
     II, CEO
----------------- ------------ ------------- ------------ -------- ---------- ---------- -------- ---------- ---------

Compensation of Directors
-------------------------

         The  directors  of  Sooner  Holdings,   Inc.   received  the  following
compensation in FY 2008 for their services as directors.

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
         ----------------------- ---------- ---------- ---------- -------------- -------------- ------------ --------


         Equity Compensation Plans.
         --------------------------

         We have no equity compensation plans.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table shows information as of December 15, 2008 with respect to each beneficial owner of more than five percent of our only voting stock and to each of the officers and directors of our company and as a group:

                                                                       % of
                                                                       ----
                                                    No. of Shares      Class
                                                    -------------      -----
R.C. Cunningham II (1)(2)
1440 Glenbrook Drive
Oklahoma City, OK 73118                                 9,353,910       74.00

Marilyn C. Kenan, Trustee
Marilyn C. Kenan Trust
212 N.W. 18th Street
Oklahoma City, OK 73103                                 1,147,778        9.00

R.C. Cunningham III (2)
3134 Rockridge Place
Oklahoma City, OK 73120                                    72,129           *

All officers and directors as a group
(2 persons)                                             9,426,039       74.29
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         Audit Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for its professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q reports or other services normally provided in connection with statutory and regulatory filings or engagements for those two fiscal years:

                  Fiscal Year ended September 30, 2008                 $10,261
                  Fiscal Year ended September 30, 2007                 $46,098

         Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended September 30, 2008                 $    -0-
                  Fiscal Year ended September 30, 2007                 $    -0-

         Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended September 30, 2008                 $    -0-
                  Fiscal Year ended September 30, 2007                 $    -0-

         All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended September 30, 2008                 $-0-
                  Fiscal Year ended September 30, 2007                 $-0-

         Pre-Approval of Audit and Non-Audit Services. The Audit Committee charter requires that the committee, or the directors if there be no committee, pre-approve all audit, review and attest services and non-audit services before such services are engaged.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

         The following exhibits are filed as part of this Form 10-K:

                                                                       Page no.
  Item No.                        Description                         (footnote)
  --------                        -----------                         ----------

 3.1 thru 3.3        Articles  of   Incorporation,   By-Laws  and
                     Amendments thereto                                    (1)

 10                  Agreement  for  Change of  Control of Sooner          (4)
                     Holdings, Inc. executed on July 23, 2008 and recited to be effective on July 17, 2008

 14                  Code of Ethics for CEO and Senior  Financial          (2)
                     Officers

 16                  Letter  of  November  13,  2008 of  Murrell,          (3)
                     Hall, McIntosh & Co., PLLP of Oklahoma City,
                     Oklahoma,    the    principal    independent
                     registered public accountants of agreeing with the statements made in this Form 8-K by Sooner Holdings, Inc. concerning Sooner's change of principal independent accountants.

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

(3) Previously filed by Sooner Holdings, Inc. on November 18, 2008, Commission File No. 000-18344; incorporated herein by reference.

(4) Previously filed by Sooner Holdings, Inc. on July 28, 2008, Commission File No. 000-18344; incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 6, 2009                    SOONER HOLDINGS, INC.


                                               /s/ R.C. Cunningham II
                                          By
                                             -----------------------------------
                                               R.C. Cunningham II, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            /s/ R.C. Cunningham II
Date:  January 6, 2009
                                          --------------------------------------
                                            R.C. Cunningham II, Chairman of the
                                            Board, Chief Executive Officer,
                                            President and Director


                                            /s/ R.C. Cunningham III
Date:  January 6, 2009
                                          --------------------------------------
                                            R.C. Cunningham III, Secretary,
                                            Chief Financial Officer and Director

                              SOONER HOLDINGS, INC.
                           Commission File No. 0-18344

                                  EXHIBIT INDEX

                                    Form 10-K
                       For the Fiscal Year Ended 09-30-08

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-K:

                                                                       Page no.
  Item No.                 Description                                (footnote)
  --------                 -----------                                ----------

3.1 thru 3.3        Articles  of   Incorporation,   By-Laws  and
                    Amendments thereto                                    (1)

10                  Agreement  for  Change of  Control of Sooner          (4)
                    Holdings, Inc. executed on July 23, 2008 and recited to be effective on July 17, 2008

14                  Code of Ethics for CEO and Senior  Financial          (2)
                    Officers

16                  Letter  of  November  13,  2008 of  Murrell,          (3)
                    Hall, McIntosh & Co., PLLP of Oklahoma City,
                    Oklahoma,    the    principal    independent
                    registered public accountants of agreeing with the statements made in this Form 8-K by Sooner Holdings, Inc. concerning Sooner's change of principal independent accountants.

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

Footnotes:

(1) Incorporated by reference to our Form 10-KSB for the year ended December 31, 1995 (file no. 0-18344).
(2)  Filed as an Exhibit to our Form 10-QSB 12-31-02 (file no. 0-18344).
(3) Previously filed by Sooner Holdings, Inc. on November 18, 2008, Commission File No. 000-18344; incorporated herein by reference.
(4) Previously filed by Sooner Holdings, Inc. on July 28, 2008, Commission File No. 000-18344; incorporated herein by reference.