Form 10-Q
period 2008-12-31
SOONER HOLDINGS INC /OK/
filed 2009-02-11
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

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

         As  of  February  11,  2009,  there  were  12,688,016   shares  of  the
Registrant's Common Stock, $0.001 par value, outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                            Page
                                                                            ----

Balance Sheet September 30, 2008 (Audited) and
         December 31, 2008 (Unaudited)                                        4
Statements of Operations for the Three Months Ending
         December 31, 2008 and 2007 (Unaudited)                               5
Statements of Cash Flows for the Three Months Ending
         December 31, 2008 and 2007 (Unaudited)                               6
Notes to Financial Statements (Unaudited)                                     7


Our unaudited interim financial statements, including balance sheet as of December 31, 2008, statement of operations for the three month periods ended December 31, 2008 and 2007, and statement of cash flows for the three month periods ended December 31, 2008 and 2007 are attached hereto as Pages 4 through 6 and are incorporated herein by this reference. Our audited balance sheet as of September 30, 2008 included on page 4 is also incorporated by reference.

The interim financial statements included herein have been prepared internally, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and the Public Company Accounting Oversight Board. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. However, in our opinion, all adjustments (which include only normal recurring accruals) necessary to fairly present the financial position and results of operations have been made for the periods presented.

The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2008.


                              SOONER HOLDINGS, INC.
                                 BALANCE SHEETS


                                     ASSETS                                                     December 31,
                                                                             September 30,         2008
                                                                                 2008           (Unaudited)
                                                                              -----------       -----------

Current Assets
      Cash and cash equivalents                                               $       269       $       210
                                                                              -----------       -----------
           Total Current Assets                                                       269               210

                                                                              -----------       -----------
Total Assets                                                                  $       269       $       210
                                                                              ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable                                                        $    37,686       $    38,429
      Loans from Shareholder                                                       60,428            63,828
                                                                              -----------       -----------
           Total Current Liabilities                                               98,114           102,257

Stockholders' Equity (Deficit)
      Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
      Common stock, $.001 par value 100,000,000 shares authorized
           12,688,016 shares issued and outstanding                                12,688            12,688
      Additional paid in capital                                                6,197,690         6,197,690
      Retained earnings (deficit)                                              (6,308,223)       (6,312,425)
      Related party receivable from stock purchase                                   --                --
                                                                              -----------       -----------
Total Stockholders' Equity (Deficit)                                              (97,845)         (102,047)
                                                                              -----------       -----------
Total Liabilities and Stockholders' Equity (Deficit)                          $       269       $       210
                                                                              ===========       ===========




                See accompanying notes to financial statements.


                              SOONER HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ending
                                                            December 31
                                                   ----------------------------
                                                        2007           2008
                                                   ------------    ------------

Revenue                                            $       --      $       --

Operating Expenses

      General and administrative expense                  4,000           2,951

                                                   ------------    ------------
           Total Operating Expenses                       4,000           2,951
                                                   ------------    ------------

Operating Income (Loss)                                  (4,000)         (2,951)

Other (Expenses) Income

      Interest expense                                     (871)         (1,251)
                                                   ------------    ------------
           Total Other (Expense) Income                    (871)         (1,251)

                                                   ------------    ------------
Net Income (Loss)                                  $     (4,871)   $     (4,202)
                                                   ============    ============

Net Income (Loss) per Share, Basic and Diluted     $       --      $       --
                                                   ============    ============

Weighted average of number of shares outstanding     12,688,016      12,688,016
                                                   ============    ============


                See accompanying notes to financial statements.



                              SOONER HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months
                                                                           December 31,
                                                                     -----------------------
                                                                       2007           2008
                                                                     --------       --------
Cash Flows From Operating Activities
      Net Income (Loss)                                              $ (4,871)      $ (4,202)
      Adjustments to reconcile net loss to net cash provided by
      operating activities
           (Increase) Decrease in
             Accounts receivable - Bad Debt                              --             --
           Increase (Decrease) in
             Accounts payable                                          (5,211)           743
             Accounts payable - write down                               --             --
             Accrued liabilities                                         --             --
                                                                     --------       --------
           Net Cash Flows From Operating Activities                   (10,082)        (3,459)

Cash Flows from Financing Activities
      Loans from Shareholder                                            8,000          3,400
                                                                     --------       --------
           Net Cash Provided (Used) by Financing Activities             8,000          3,400

Increase (Decrease) in Cash                                            (2,082)           (59)
Cash at Beginning of Period                                             5,381            269
                                                                     --------       --------
Cash at End of Period                                                $  3,299       $    210
                                                                     ========       ========



                See accompanying notes to financial statements.

                              SOONER HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2008



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


NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholders' deficit. Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. As of December 31, 2008, the Company had a deficit net worth of $(102,047) and no operating activities.

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

                              SOONER HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 2008

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

    Concentrations of Credit Risk
    -----------------------------

      The Company in the past maintained cash balances at several financial institutions. On December 31, 2008, the company had only one checking account at one financial institution. Accounts at each institution in non-interest bearing accounts are insured by the Federal Deposit Insurance Corporation. The company's only checking account is non-interest bearing and is fully insured with no limitations on account balances. The Federal Deposit Insurance Corporation will provide the full coverage with no limits until December 31, 2009.


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

                              SOONER HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 2008

Employee Stock Option Plan
--------------------------

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On December 31, 2008 and 2007 there were no options outstanding under the plan.


NOTE E - INCOME TAXES

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the
Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the deferred tax asset will not be realized by future operating results. The only deferred income tax asset the company had at December 31, 2008 was the tax effect of the net operating loss carryforward of approximately $780,000 which was subject to a 100% valuation allowance at December 31, 2008.

At December 31, 2008, the Company has net operating loss carryforwards for

              Expiration                                 Loss
                 Date                                Carryforwards
                 ----                                -------------
              9/30/2009                              $  244,139
              9/30/2010                                 357,632
              9/30/2012                                  29,124
              9/30/2018                                 279,949
              9/30/2020                                 152,499
              9/30/2021                                 173,815
              9/30/2022                                 121,352
              9/30/2023                                  25,044
              9/30/2024                                 287,561
              9/30/2025                                 206,563
              9/30/2027                                  83,226
              9/30/2028                                  37,185
                                                     ----------
                                                     $1,998,098
                                                     ==========

                              SOONER HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 2008


NOTE F - RELATED PARTY TRANSACTIONS

Related Party Obligations
-------------------------

As of December 31, 2008, the company had loans outstanding from shareholders of $63,828. These loans are unsecured and are due on demand. As of this date, $6,257 of interest expense has been accrued on theses notes and is included in accounts payable.


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

         As reported in our Form 10-K FYE 09-30-08 and as filed with the Commission on a Form 8-K on July 28, 2008, we had signed a change of control contract with Mr. Glen McKay of Toronto, Canada which, if the agreement had closed, would have resulted in the company's pursuit of a business plan involving the purchase of the monorail system in Las Vegas, Nevada, building of a high-speed railroad between the monorail and an area near Los Angeles, California, and the development of real estate opportunities in the adjacent areas.

         The contract with Mr. McKay expired by its own terms without the change of control having occurred. No further discussions with Mr. McKay are being held. We understand he no longer wants to conduct his proposed business in a public company.

         We propose to carry out our plan of business as first discussed above. We cannot predict to what extent we might incur further operating losses through any business entity, which we may eventually acquire.

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

Dated:  February 11, 2009
                                            SOONER HOLDINGS, INC.


                                                     /s/ R.C. Cunningham II
                                            By
                                               --------------------------------
                                                 R.C. Cunningham II
                                                 Chief Executive Officer