Form 10-Q
period 2009-03-31
SOONER HOLDINGS INC /OK/
filed 2009-05-01
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2009

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

         As of April 28, 2009, there were 12,688,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
                                                                            Page

Balance Sheet September 30, 2008 (Audited) and
      March 31, 2009 (Unaudited)                                               4
Statements of Operations for the Three Months and Six Months
      Ending March 31, 2009 and 2008 (Unaudited)                               5
Statements of Cash Flows for the Six Months Ending
      March 31, 2009 and 2008 (Unaudited)                                      6
Notes to Financial Statements (Unaudited)                                      7


Our unaudited interim financial statements, including balance sheet as of March 31, 2009, statement of operations for the three month and six month periods ended March 31, 2009 and 2008, and statement of cash flows for the six month periods ended March 31, 2009 and 2008 are attached hereto as pages 4 through 6 and are incorporated herein by this reference. Our audited balance sheet as of September 30, 2008 included on page 4 is also incorporated by reference.

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


                              SOONER HOLDINGS, INC.
                                  BALANCE SHEET
                                 March 31, 2009


                                                                              September 30,    March 31, 2009
                                     ASSETS                                       2008          (Unaudited)
                                                                              -----------       -----------
Current Assets
      Cash and cash equivalents                                               $       269       $     1,665
                                                                              -----------       -----------
          Total Current Assets                                                        269             1,665

                                                                              -----------       -----------
Total Assets                                                                  $       269       $     1,665
                                                                              ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable                                                        $    37,686       $    51,706
      Loans from Shareholder                                                       60,428            68,828
                                                                              -----------       -----------
          Total Current Liabilities                                                98,114           120,534

Stockholders' Equity (Deficit)
      Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
      Common stock, $.001 par value 100,000,000 shares authorized
          12,688,016 shares issued and outstanding                                 12,688            12,688
      Additional paid in capital                                                6,197,690         6,197,690
      Retained earnings (deficit)                                              (6,308,223)       (6,329,247)
      Related party receivable from stock purchase                                   --                --
                                                                              -----------       -----------
Total Stockholders' Equity (Deficit)                                              (97,845)         (118,869)
                                                                              -----------       -----------
Total Liabilities and Stockholders' Equity (Deficit)                          $       269       $     1,665
                                                                              ===========       ===========



                See accompanying notes to financial statements.



                              SOONER HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ending              Six months ending
                                                             March 31                        March 31
                                                   ----------------------------    ----------------------------
                                                       2009            2008            2009            2008
                                                   ------------    ------------    ------------    ------------

Revenue                                            $       --      $       --      $       --      $       --

Operating Expenses                                         --              --              --              --

      General and administrative expense                 15,545           9,076          18,496          13,076
                                                   ------------    ------------    ------------    ------------
          Total Operating Expenses                       15,545           9,076          18,496          13,076
                                                   ------------    ------------    ------------    ------------

Operating Income (Loss)                                 (15,545)         (9,076)        (18,496)        (13,076)

Other (Expenses) Income
      Other Income                                         --              --              --              --
      Interest expense                                   (1,277)         (1,036)         (2,528)         (1,907)
                                                   ------------    ------------    ------------    ------------
          Total Other (Expense) Income                   (1,277)         (1,036)         (2,528)         (1,907)

                                                   ------------    ------------    ------------    ------------
Net Income (Loss)                                  $    (16,822)   $    (10,112)   $    (21,024)   $    (14,983)
                                                   ============    ============    ============    ============

Net Income (Loss) per Share, Basic and Diluted               (0)             (0)             (0)             (0)
                                                   ============    ============    ============    ============

Weighted average of number of shares outstanding     12,688,016      12,688,016      12,688,016      12,688,016
                                                   ============    ============    ============    ============




                See accompanying notes to financial statements.



                              SOONER HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months ended
                                                                           March 31,
                                                                    ----------------------
                                                                      2009          2008
                                                                    --------      --------
Cash Flows From Operating Activities
      Net Income (Loss)                                             $(21,024)     $(14,983)
      Adjustments to reconcile net loss to net cash provided by
      operating activities
           (Increase) Decrease in
             Accounts receivable - Bad Debt                             --            --
           Increase (Decrease) in
             Accounts payable                                         14,020        (6,066)
             Accounts payable - write down                              --            --
             Accrued liabilities                                        --            --
                                                                    --------      --------
           Net Cash Flows From Operating Activities                   (7,004)      (21,049)

Cash Flows from Financing Activities
      Loans from Shareholder                                           8,400        18,000
                                                                    --------      --------
           Net Cash Provided (Used) by Financing Activities            8,400        18,000

Increase (Decrease) in Cash                                            1,396        (3,049)
Cash at Beginning of Year                                                269         5,381
                                                                    --------      --------
Cash at End of Year                                                 $  1,665      $  2,332
                                                                    ========      ========



                See accompanying notes to financial statements.

                              SOONER HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009



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

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholders' deficit. Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. As of March 31, 2009, the Company had a deficit net worth of $(118,869) and no operating activities.

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

                                 March 31, 2009


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

    Concentrations of Credit Risk
    -----------------------------

      The Company, in the past maintained cash balances at several financial institutions. On March 31, 2009, the company had only one checking account at one financial institution. Accounts at each institution in non-interest bearing accounts are insured by the Federal Deposit Insurance Corporation. The company's only checking account is non-interest bearing and is fully insured with no limitations on account balances. The Federal Deposit Insurance Corporation will provide the full coverage with no limits until December 31, 2009.

NOTE D - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
---------------

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of March 31, 2009.

                              SOONER HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009


Employee Stock Option Plan
--------------------------

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On March 31, 2009 and 2008 there were no options outstanding under the plan.

NOTE E - INCOME TAXES

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the
Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the deferred tax asset will not be realized by future operating results. The only deferred income tax asset the company had at March 31, 2009 was the tax effect of the net operating loss carryforward of approximately $780,000 which was subject to a 100% valuation allowance at March 31, 2009.

At December 31, 2008, the Company has net operating loss carryforwards for

                  Expiration                               Loss
                     Date                              Carryforwards
                     ----                              -------------

                  9/30/2009                             $  244,139
                  9/30/2010                                357,632
                  9/30/2012                                 29,124
                  9/30/2018                                279,949
                  9/30/2020                                152,499
                  9/30/2021                                173,815
                  9/30/2022                                121,352
                  9/30/2023                                 25,044
                  9/30/2024                                287,561
                  9/30/2025                                206,563
                  9/30/2027                                 83,226
                  9/30/2028                                 37,185
                                                        ----------
                                                        $1,998,089
                                                        ==========

                              SOONER HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009



NOTE F - RELATED PARTY TRANSACTIONS

Related Party Obligations
-------------------------

As of March 31, 2009, the company had loans outstanding from shareholders of $68,828. These loans are unsecured and are due on demand. As of this date, $7,534 of interest expense has been accrued on theses notes and is included in accounts payable.

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

         The contract with Mr. McKay expired by its own terms without the change of control having occurred. In late April 2009 Mr. McKay reopened negotiations with our company concerning a similar business plan being pursued. No agreement has been signed.

         Until we enter into an agreement with Mr. McKay, if ever, we propose to carry out our plan of business as first discussed above. We cannot predict to what extent we might incur further operating losses through any business entity, which we may eventually acquire.

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

Item 6.    Exhibits

         The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:
                                                                        Page no.
   Item No.                    Description                            (footnote)
   --------                    -----------                            ----------

 3.1 thru 3.3     Articles of  Incorporation,  By-Laws  and  Amendments   (1)
                  thereto

 10               Agreement  for Change of Control of Sooner  Holdings,   (4)
                  Inc. executed on July 23, 2008 and recited to be effective on July 17, 2008

 14               Code of Ethics for CEO and Senior Financial Officers    (2)

 16               Letter  of  November  13,  2008  of  Murrell,   Hall,   (3)
                  McIntosh & Co., PLLP of Oklahoma City, Oklahoma, the principal independent registered public accountants of agreeing with the statements made in this Form 8-K by Sooner Holdings, Inc. concerning Sooner's change of principal independent accountants.

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

Dated:  April 30, 2009
                                                   SOONER HOLDINGS, INC.


                                                          /s/ R.C. Cunningham II
                                                   By
                                                      --------------------------
                                                        R.C. Cunningham II
                                                        Chief Executive Officer