Form 10-Q
period 2009-06-30
SOONER HOLDINGS INC /OK/
filed 2009-08-07
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2009

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


                       127 Northwest 62nd Street, Suite A
                             Oklahoma City, OK 73118
                                 (405) 848-7575
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

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

         As of August 5, 2009, there were 12,688,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            11

Item 4.  Controls and Procedures                                              12

PART II - Other Information                                                   12

Item 1.  Legal Proceedings                                                    12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          12

Item 6.  Exhibits                                                             12

SIGNATURES                                                                    13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                Page
                                                                            ----
Balance Sheet September 30, 2008 (Audited) and
         June 30, 2009 (Unaudited)                                             4
Statements of Operations for the Three Months and Nine Months
         Ending June 30, 2009 and 2008 (Unaudited)                             5
Statements of Cash Flows for the Nine Months Ending
         June 30, 2009 and 2008 (Unaudited)                                    6
Notes to Financial Statements (Unaudited)                                      7


Our unaudited interim financial statements, including balance sheet as of June 30, 2009, statement of operations for the three month and nine month periods ended June 30, 2009 and 2008, and statement of cash flows for the nine month periods ended June 30, 2009 and 2008 are attached hereto as pages 4 through 6 and are incorporated herein by this reference. Our audited balance sheet as of September 30, 2008 included on page 4 is also incorporated by reference.

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


                              SOONER HOLDINGS, INC.
                                 BALANCE SHEETS


                                     ASSETS                                  September 30,   June 30, 2009
                                                                                  2008        (unaudited)
Current Assets
      Cash and cash equivalents                                               $       269    $       585
                                                                              -----------    -----------
          Total Current Assets                                                        269            585

                                                                              -----------    -----------
Total Assets                                                                  $       269    $       585
                                                                              ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable                                                        $    37,686    $    41,323
      Loans from shareholder                                                       60,428         80,828
                                                                              -----------    -----------
          Total Current Liabilities                                                98,114        122,151

Stockholders' Equity (Deficit)
      Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
      Common stock, $.001 par value 100,000,000 shares authorized
          12,688,016 shares issued and outstanding                                 12,688         12,688
      Additional paid in capital                                                6,197,690      6,197,690
      Retained earnings (deficit)                                              (6,308,223)    (6,331,944)
                                                                              -----------    -----------
Total Stockholders' Equity (Deficit)                                              (97,845)      (121,566)
                                                                              -----------    -----------
Total Liabilities and Stockholders' Equity (Deficit)                          $       269    $       585
                                                                              ===========    ===========





See accompanying notes to financial statements.





                              SOONER HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended              Nine Months Ended
                                                             June 30,                        June 30,
                                                   ----------------------------    ----------------------------
                                                       2008            2009            2008            2009
                                                   ------------    ------------    ------------    ------------

Revenue                                            $       --      $       --      $       --      $       --

Operating Expenses
      General and administrative expense                  6,808           1,080          19,884          19,576
                                                   ------------    ------------    ------------    ------------
          Total Operating Expenses                        6,808           1,080          19,884          19,576
                                                   ------------    ------------    ------------    ------------

Operating Loss                                           (6,808)         (1,080)        (19,884)        (19,576)

Other (Expenses) Income
      Interest expense                                   (1,185)         (1,617)         (3,092)         (4,145)
                                                   ------------    ------------    ------------    ------------
          Total Other (Expense) Income                   (1,185)         (1,617)         (3,092)         (4,145)

                                                   ------------    ------------    ------------    ------------
Net Loss                                           $     (7,993)   $     (2,697)   $    (22,976)   $    (23,721)
                                                   ============    ============    ============    ============

Net Loss per Share, Basic and Diluted              $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                                   ============    ============    ============    ============

Weighted average of number of shares outstanding     12,688,016      12,688,016      12,688,016      12,688,016
                                                   ============    ============    ============    ============




See accompanying notes to financial statements.




                              SOONER HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                             June 30,
                                                                      ----------------------
                                                                        2008          2009
                                                                      --------      --------
Cash Flows From Operating Activities
      Net loss                                                        $(22,976)     $(23,721)
      Adjustments to reconcile net loss to net cash provided by
      operating activities
          Increase (decrease) in
            Accounts payable                                            (1,298)        3,637
                                                                      --------      --------
          Net Cash Flows Used In Operating Activities                  (24,274)      (20,084)

Cash Flows from Financing Activities
      Loans from shareholder                                            20,000        20,400
                                                                      --------      --------
          Net Cash Provided by Financing Activities                     20,000        20,400

Increase (Decrease) in Cash                                             (4,274)          316
Cash at Beginning of Year                                                5,381           269
                                                                      --------      --------
Cash at End of Year                                                   $  1,107      $    585
                                                                      ========      ========



See accompanying notes to financial statements.

                              SOONER HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2009


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

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant stockholders' deficit. Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. As of June 30, 2009, the Company had a deficit net worth of $(121,566) and no operating activities.

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

                                  June 30, 2009


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

     Concentrations of Credit Risk
     -----------------------------

     The Company, in the past maintained cash balances at several financial institutions. On June 30, 2009, the company had only one checking account at one financial institution. The company's only checking account is a non-interest account. Accounts at each institution in non-interest bearing accounts are fully insured by the Federal Deposit Insurance Corporation through December 31, 2009.

In the opinion of the Company's management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the balance sheet of Sooner as of June 30, 2009, and the results of its operations for the three and nine months ended June 30, 2009 and its cash flow for the nine months ended June 30, 2009.

NOTE D - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
---------------

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of June 30, 2009.

                              SOONER HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2009


Employee Stock Option Plan
--------------------------

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On June 30, 2009 and 2008 there were no options outstanding under the plan.

NOTE E - INCOME TAXES

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the
Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the deferred tax asset will not be realized by future operating results. The only deferred income tax asset the company had at June 30, 2009 was $780,000, which is the tax effect of the net operating loss carryforward. The deferred tax asset was subject to a 100% valuation allowance at June 30, 2009.

At June 30, 2009, the Company has net operating loss carryforwards for

              Expiration                      Loss
                 Date                     Carryforwards
                 ----                     -------------
              9/30/2009                      244,139
              9/30/2010                      357,632
              9/30/2012                       29,124
              9/30/2018                      279,949
              9/30/2020                      152,499
              9/30/2021                      173,815
              9/30/2022                      121,352
              9/30/2023                       25,044
              9/30/2024                      287,561
              9/30/2025                      206,563
              9/30/2027                       83,226
              9/30/2028                       37,185
                                          -------------
                                          $1,998,089
                                          =============

                              SOONER HOLDINGS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2009


NOTE F - RELATED PARTY TRANSACTIONS

As of June 30, 2009, the company had loans outstanding from shareholders of $80,828. These loans are unsecured and are due on demand. As of this date, $9,151 of interest expense has been accrued on theses notes and is included in accounts payable.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company is not aware of any administrative proceedings, commitments or contingencies involving Sooner Holdings, Inc.

NOTE H - SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 7, 2009, the date these financial statements were issued. The Company is not aware of any subsequent events that would have a material impact on the financial statements for the period ended June 30, 2009.

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

Item 4. Controls and Procedures

         Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined by Regulation 240.15d-15e. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated:  August 7, 2009
                                            SOONER HOLDINGS, INC.



                                            By   /s/ R.C. Cunningham II
                                               ---------------------------------
                                                 R.C. Cunningham II
                                                 Chief Executive Officer