Form 10-K
period 2009-09-30
SOONER HOLDINGS INC /OK/
filed 2009-12-29
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

                                       OR

                    [ ] TRANSITION UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                         Commission File Number 0-18344
                                                -------

                              SOONER HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

      Oklahoma                                                 73-1275261
      --------                                                 ----------
      (state of                                              (IRS Employer
   incorporation)                                             I.D. Number)
                       127 Northwest 62nd Street, Suite A
                             Oklahoma City, OK 73118
                                 (405) 848-7575
              ----------------------------------------------------
             (Address and telephone number of registrant's principal
               executive offices and principal place of business)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the $0.14 average bid and asked price of such common equity, as of the last business day of registrant's most recently completed second fiscal quarter (March 31, 2009): $456,677.

As of December 28, 2009, there were 12,688,016 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

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

                                TABLE OF CONTENTS


PART I

ITEM 1      Business                                                           1
ITEM 2      Properties                                                         8
ITEM 3      Legal Proceedings                                                  8
ITEM 4      Submission of Matters to a Vote of Security Holders                8

PART II

ITEM 5      Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                  8
ITEM 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9
ITEM 8      Financial Statements and Supplementary Data                       11
ITEM 9      Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          21
ITEM 9A(T)  Controls and Procedures                                           22
ITEM 9B     Other Information                                                 23

PART III

ITEM 10     Directors, Executive Officers and Corporate Governance            23
ITEM 11     Executive Compensation                                            28
ITEM 12     Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   29
ITEM 13     Certain Relationships and Related Transactions, and Director
            Independence                                                      30
ITEM 14     Principal Accounting Fees and Services                            31

PART IV

ITEM 15     Exhibits, Financial Statement Schedules                           32

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

         We now have an oral agreement with Mr. Georges EmmerSon Caza, of Beijing, China, regarding his obtaining control of our company. Mr. Caza proposes to acquire several Chinese companies as subsidiaries of our company. The specifics of his proposal are not yet determined. Until we enter into a formal agreement with Mr. Caza, we propose to carry out our plan of business as first discussed above. We cannot predict to what extent we might incur further operating losses through any business entity, which we may eventually acquire.

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

Administrative Offices
----------------------

         We currently maintain a mailing address at 127 Northwest 62 Street, Suite A, Oklahoma City, OK 73118, which is the office address of our chief executive officer. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of this mailing address.

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

         17. Rule 144 Sales. Of the 12,688,016 shares of our common stock outstanding, none of the shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, other than the 9,426,039 shares owned by our management - and even those can be sold pursuant to Rule 144 one year after the company files "Form 10 information" with the Commission immediately after the change of control occurs that is contemplated by the agreement with Mr. Georges EmmerSon Caza. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months or one year, depending on his status as an affiliate of the company or not, may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In fiscal 2009 there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise. Our last meeting of shareholders was in 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common stock traded on the Pink Sheets until April 10, 2008 when it moved to the OTC Bulletin Board where it trades under the stock symbol "SOON". The high and low bid information for the stock during the years ended September 30, 2008 and 2009 is set forth below. The information was obtained from the OTC BB and Pink Sheets and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

        Quarter                        High                 Low
        ---------------------------------------------------------
        2008:    1st Qtr               0.080                0.026
                 2nd Qtr               0.035                0.030
                 3rd Qtr               0.080                0.000
                 4th Qtr               0.310                0.020

        2009:    1st Qtr               0.230                0.040
                 2nd Qtr               0.120                0.040
                 3rd Qtr               0.100                0.040
                 4th Qtr               0.280                0.030

         Holders.
         --------

         As of December 28, 2009, we had 569 shareholders of record and 12,688,016 shares issued and outstanding. This does not include the holders whose shares are held in a depository trust in "street" name. As of September 30, 2009, 1,896,139 shares (or approximately 11.2 percent) of the issued and outstanding stock were held by Depository Trust Company in "street name".

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

         Reports to Security Holders.
         ----------------------------

         We file reports with the Securities and Exchange Commission. These reports are annual 10-K, quarterly 10-Q and periodic 8-K reports. We will furnish stockholders with annual reports containing financial statements audited by independent certified public accountants and such other periodic reports as we may deem appropriate or as required by law. The public may read and copy any materials we file with the SEC at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20002. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Sooner Holdings is an electronic filer, and the SEC maintains an Internet Web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of such site is http://www.sec.gov.
                ------------------

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

         We now have an oral agreement with Mr. Georges EmmerSon Caza, of Beijing, China, regarding his obtaining control of our company. Mr. Caza proposes to acquire several Chinese companies as subsidiaries of our company. The specifics of his proposal are not yet determined. Until we enter into a formal agreement with Mr. Caza, we propose to carry out our plan of business as first discussed above. We cannot predict to what extent we might incur further operating losses through any business entity, which we may eventually acquire.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the company appear as follows:

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm, December 29, 2009    12
Balance Sheets September 30, 2009 and 2008                                    13
Statements of Operations for the Years ended
         September 30, 2009 and 2008                                          14
Statement of Changes in Shareholders' Equity for the Years ended
         September 30, 2009 and 2008                                          15
Statements of Cash Flows for the Years ended
         September 30, 2009 and 2008                                          16
Notes to Financial Statements                                                 17

                            SMITH, CARNEY & CO., p.c.
                          CERTIFIED PUBLIC ACCOUNTANTS
Joseph E. Brueggen                                 5100 N. Brookline, Suite 1000
Kenneth L. Carney                                   Oklahoma City, OK 73112-3627
Kevin L. Fosbenner                                           BUS: (405) 272-1040
Edward W. Granger                                            FAX: (405) 235-6180
Rebecca A. Hembree                                                1-800-570-1040
Joseph W. Hornick
Kevin D. Howard                                          5 S. Commerce, Suite 33
Van R. Oliver                                             Ardmore, OK 73401-3924
H. Kirby Smith                                               BUS: (580) 226-1227
                                                             FAX: (580) 226-1229
__________________                                                1-866-570-1040
www.smithcarney.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sooner Holdings, Inc.:

We have audited the accompanying balance sheets of Sooner Holdings, Inc. as of September 30, 2009 and 2008 and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sooner Holdings, Inc. as of September 30, 2009 and 2008 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Smith, Carney & Co., p.c.

Oklahoma City, Oklahoma
December 29, 2009



           Member American Institute of Certified Public Accountants
                           Member SEC Practice Section
                              PCAOB Registered Firm



                              SOONER HOLDINGS, INC.
                                 BALANCE SHEETS


                                     ASSETS
                                                                             September 30,  September 30,
                                                                                  2008           2009
                                                                              -----------    -----------
Current Assets
      Cash and cash equivalents                                               $       269    $     7,536
                                                                              -----------    -----------
          Total Current Assets                                                        269          7,536

                                                                              -----------    -----------
Total Assets                                                                  $       269    $     7,536
                                                                              ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable                                                        $    37,686    $    43,172
      Loans from shareholder                                                       60,428         90,367
                                                                              -----------    -----------
          Total Current Liabilities                                                98,114        133,539

Stockholders' Equity (Deficit)
      Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
      Common stock, $.001 par value 100,000,000 shares authorized
          12,688,016 shares issued and outstanding                                 12,688         12,688
      Additional paid in capital                                                6,197,690      6,197,690
      Retained earnings (deficit)                                              (6,308,223)    (6,336,381)
                                                                              -----------    -----------
Total Stockholders' Equity (Deficit)                                              (97,845)      (126,003)
                                                                              -----------    -----------
Total Liabilities and Stockholders' Equity (Deficit)                          $       269    $     7,536
                                                                              ===========    ===========


                See accompanying notes to financial statements.






                              SOONER HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2009


                                                       ------------    ------------
                                                           2008            2009
                                                       ------------    ------------
Revenue                                                $       --      $       --

Operating Expenses
      General and administrative expense                     32,880          22,324
                                                       ------------    ------------
           Total Operating Expenses                          32,880          22,324
                                                       ------------    ------------

Operating Loss                                              (32,880)        (22,324)

Other (Expenses) Income
      Interest expense                                       (4,305)         (5,834)
                                                       ------------    ------------
           Total Other (Expense) Income                      (4,305)         (5,834)

                                                       ------------    ------------
Net Loss                                               $    (37,185)   $    (28,158)
                                                       ============    ============

Net Loss per Share, Basic and Diluted                  $      (0.00)   $      (0.00)
                                                       ============    ============

Weighted average of number of shares outstanding         12,688,016      12,688,016
                                                       ============    ============





                See accompanying notes to financial statements.






                              SOONER HOLDINGS, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2009





                                        Common stock          Additional                     Total
                                 -------------------------     paid-In     Accumulated    Stockholders'
                                   Shares         Amount       capital       Deficit     Equity (Deficit)
                                 -----------   -----------   -----------   -----------    -----------
Balance, September 30, 2007       12,688,016   $    12,688   $ 6,197,690   $(6,271,038)   $   (60,660)

Net Income (Loss)                          0          --            --         (37,185)       (37,185)
                                 -----------   -----------   -----------   -----------    -----------

Balance, September 30, 2008       12,688,016        12,688     6,197,690    (6,308,223)       (97,845)

Net loss                                   0          --            --         (28,158)       (28,158)
                                 -----------   -----------   -----------   -----------    -----------
Balance, September 30, 2009       12,688,016   $    12,688   $ 6,197,690   $(6,336,381)   $  (126,003)
                                 ===========   ===========   ===========   ===========    ===========







                See accompanying notes to financial statements.







                              SOONER HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2009




                                                                     --------    --------
                                                                       2008        2009
                                                                     --------    --------
Cash Flows From Operating Activities
      Net loss                                                       $(37,185)   $(28,158)
      Adjustments to reconcile net loss to net cash provided by
      operating activities
           Increase (decrease) in
             Accounts payable                                          11,773       5,486
                                                                     --------    --------
           Net Cash Flows Used In Operating Activities                (25,412)    (22,672)

Cash Flows from Financing Activities
      Loans from shareholder                                           20,300      29,939
                                                                     --------    --------
           Net Cash Provided by Financing Activities                   20,300      29,939

Increase (Decrease) in Cash                                            (5,112)      7,267
Cash at Beginning of Year                                               5,381         269
                                                                     --------    --------
Cash at End of Year                                                  $    269    $  7,536
                                                                     ========    ========







                See accompanying notes to financial statements.

                              SOONER HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2008 and 2009


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

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant shareholders' deficit. Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. As of September 30, 2009, the Company had a deficit net worth of $(126,003) and no operating activities.

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

                              SOONER HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           September 30, 2008 and 2009


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

       Concentrations of Credit Risk
       -----------------------------

       The Company in the past maintained cash balances at several financial institutions. On September 30, 2009, the company had only one checking account at one financial institution. Accounts at each institution in non-interest bearing accounts are insured by the Federal Deposit Insurance Corporation. The company's only checking account is non-interest bearing and is fully insured with no limitations on account balances. The Federal Deposit Insurance Corporation will provide the full coverage with no limits until December 31, 2009.


NOTE D - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
---------------

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of September 30, 2009.

Employee Stock Option Plan
--------------------------

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion

                              SOONER HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           September 30, 2008 and 2009


of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On September 30, 2009 and 2008 there were no options outstanding under the plan.


NOTE E - INCOME TAXES

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the
Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the deferred tax asset will not be realized by future operating results. The only deferred income tax asset the company had at September 30, 2009 and 2008 was the tax effect of the net operating loss carryforward of approximately $695,000 and $779,000, respectively, which was subject to a 100% valuation allowance at September 30, 2009 and 2008, respectively.

At September 30, 2009, the Company has net operating loss carryforwards for

       Expiration                      Loss
          Date                    Carryforwards
       9/30/2010                       $357,632
       9/30/2012                         29,124
       9/30/2018                        279,949
       9/30/2020                        152,499
       9/30/2021                        173,815
       9/30/2022                        121,352
       9/30/2023                         25,044
       9/30/2024                        287,561
       9/30/2025                        206,563
       9/30/2027                         83,226
       9/30/2028                         37,185
       9/30/2029                         28,158
                                 --------------
                                     $1,782,108
                                 ==============

NOTE F - RELATED PARTY TRANSACTIONS

Related Party Obligations
-------------------------

As of September 30, 2009 and 2008, the company had loans outstanding from shareholders of $90,367 and $60,428, respectively. These loans are unsecured and are due on demand with an annual interest rate of 8%. As of September 30, 2009 and 2008, interest expense of $5,834 and $4,305, respectively, has been accrued on these notes and is included in accounts payable.

                              SOONER HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           September 30, 2008 and 2009


NOTE G - COMMITMENTS AND CONTINGENCIES

The Company is not aware of any administrative proceedings, commitments or contingencies involving Sooner Holdings, Inc.


NOTE H - SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 29, 2009, the date which the financial statements were issued. Through this date, Management believes that there have not been any events that materially affect the financial statements for the year ended September 30, 2009.

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

ITEM 9A(T)  CONTROLS AND PROCEDURES.

         Evaluation of disclosure controls and procedures. Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year 2009 (September 30, 2009), and have concluded that they are not effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules under the Exchange Act. We based the material weakness noted below in our assessment of our internal control over financial reporting.

         A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2009, the Company determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

         We noted we have a material weakness regarding proper review and recording of transactions for the preparation of our financial statements. As of September 30, 2009, there was a transaction recorded as an expense that should have been recorded as a reduction to an accounts payable for an item paid on behalf of a shareholder. We plan to remedy the material weakness with better review of transactions and financial statement presentation on an ongoing basis.

         There have been no changes in our internal control over financial reporting during the fourth quarter of our most recently ended fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

         There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2009 that was not reported.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

         Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Sooner Holdings, Inc. at September 30, 2009 and a description of the business experience of each. R.C. Cunningham III is the son of R.C. Cunningham II, the president and chairman.

-------------------------- ------------------------- -------------- ------------
                                                      Office Held     Term of
          Person                  Offices                Since        Office
-------------------------- ------------------------- -------------- ------------
R.C. Cunningham II         Director                  1989           2011
-------------------------- ------------------------- -------------- ------------
                           CEO and President         1988           2011
-------------------------- ------------------------- -------------- ------------
R.C. Cunningham III        Director                  1997           2011
-------------------------- ------------------------- -------------- ------------
                           Secretary                 1997           2011
-------------------------- ------------------------- -------------- ------------
                           CFO                       1998           2011
-------------------------- ------------------------- -------------- ------------
                           Vice President            2000           2011
-------------------------- ------------------------- -------------- ------------

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

         Code of Ethics. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics is filed as an exhibit to Form 10-QSB Quarterly Report for the period ended December 31, 2002 (Exhibit 14 incorporated herein by reference). We undertake to provide to any person without charge, upon request, a copy of such code of ethics. Such a request may be made by writing to the company at its address at 127 Northwest 62nd Street, Suite A, Oklahoma City, OK 73118.

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

ITEM 11. EXECUTIVE COMPENSATION.

         The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

                           SUMMARY COMPENSATION TABLE

         ----------------------------- ------ -------- ------ --------- --------
         Name and Principal Position    Year  Salary   Bonus   Common    Total
                                                               Stock
                                                               Awards
         ----------------------------- ------ -------- ------ --------- --------
         R.C. Cunningham, II, CEO       2009     0       0        0         0
         ----------------------------- ------ -------- ------ --------- --------
                                        2008     0       0        0         0
         ----------------------------- ------ -------- ------ --------- --------


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
                                                                                         Vested   That       Other
                                                                                         ($)      Have Not   Rights
                                                                                                  Vested     That
                                                                                                  (#)        Have Not
                                                                                                             Vested
                                                                                                             ($)
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
     II, CEO
----------------- ------------ ------------- ------------ -------- ---------- ---------- -------- ---------- ---------

         Compensation of Directors
         -------------------------

         The  directors  of  Sooner  Holdings,   Inc.   received  the  following
compensation in FY 2009 for their services as directors.

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
                                 in Cash                          Compensa-      Earnings ($)
                                 ($)                              tion ($)
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table shows information as of December 28, 2009 with respect to each beneficial owner of more than five percent of our only voting stock and to each of the officers and directors of our company and as a group:

                                                    No. of Shares     % of Class
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

                  Fiscal Year ended September 30, 2009                 $15,800
                  Fiscal Year ended September 30, 2008                 $10,261

         Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under "Audit Fees":

                  Fiscal Year ended September 30, 2009                 $    -0-
                  Fiscal Year ended September 30, 2008                 $    -0-

         Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

                  Fiscal Year ended September 30, 2009                 $    -0-
                  Fiscal Year ended September 30, 2008                 $    -0-

         All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

                  Fiscal Year ended September 30, 2009                 $    -0-
                  Fiscal Year ended September 30, 2008                 $    -0-

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

 10            Agreement for  Change of Control  of Sooner  Holdings,  Inc.  (4)
                    executed on July 23, 2008 and recited to be effective on July 17, 2008

 14            Code of Ethics for CEO and Senior Financial Officers          (2)

 16            Letter of November  13, 2008 of  Murrell,  Hall,  McIntosh &  (3)
                    Co., PLLP of Oklahoma City, Oklahoma, the principal independent registered public accountants of agreeing with the statements made in this Form 8-K by Sooner Holdings, Inc. concerning Sooner's change of principal independent accountants.

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

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 29, 2009              SOONER HOLDINGS, INC.


                                            /s/ R.C. Cunningham II
                                      By
                                         ---------------------------------
                                            R.C. Cunningham II, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            /s/ R.C. Cunningham II
Date:  December 29, 2009
                                      ------------------------------------------
                                      R.C. Cunningham II, Chairman of the Board,
                                      Chief Executive Officer, President
                                      and Director


                                            /s/ R.C. Cunningham III
Date:  December 29, 2009
                                      ------------------------------------------
                                      R.C. Cunningham III, Secretary, Chief
                                      Financial Officer and Director

                              SOONER HOLDINGS, INC.
                           Commission File No. 0-18344

                                  EXHIBIT INDEX

                                    Form 10-K
                       For the Fiscal Year Ended 09-30-09

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

 10            Agreement for  Change of Control  of Sooner  Holdings,  Inc.  (4)
                    executed on July 23, 2008 and recited to be effective on July 17, 2008

 14            Code of Ethics for CEO and Senior Financial Officers          (2)

 16            Letter of November  13, 2008 of  Murrell,  Hall,  McIntosh &  (3)
                    Co., PLLP of Oklahoma City, Oklahoma, the principal independent registered public accountants of agreeing with the statements made in this Form 8-K by Sooner Holdings, Inc. concerning Sooner's change of principal independent accountants.

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