Form 10-Q
period 2009-12-31
SOONER HOLDINGS INC /OK/
filed 2010-02-09
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2009

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

     As of February 8, 2010, there were 12,688,016 shares of the Registrant's Common Stock, $0.001 par value, outstanding.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                                                                            Page
                                                                            ----

Balance Sheet September 30, 2009 (Audited) and
         December 31, 2009 (Unaudited)                                        4
Statements of Operations for the Three Months
         Ending December 31, 2009 and 2008 (Unaudited)                        5
Statements of Cash Flows for the Three Months Ending
         December 31, 2009 and 2008 (Unaudited)                               6
Notes to Financial Statements (Unaudited)                                     7


Our unaudited interim financial statements, including balance sheet as of December 31, 2009, statement of operations for the three month periods ended December 31, 2009 and 2008, and statement of cash flows for the three month periods ended December 31, 2009 and 2008 are attached hereto as pages 4 through 6 and are incorporated herein by this reference. Our audited balance sheet as of September 30, 2009 included on page 4 is also incorporated by reference.

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

The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2009.



                              SOONER HOLDINGS, INC.
                                 BALANCE SHEETS


                                                                              September 30,      December 31,
                                     ASSETS                                      2009               2009
                                                                              -----------        -----------
                                                                                                 (Unaudited)
Current Assets
      Cash and cash equivalents                                               $     7,536        $     8,186
                                                                              -----------        -----------
          Total Current Assets                                                      7,536              8,186

                                                                              -----------        -----------
Total Assets                                                                  $     7,536        $     8,186
                                                                              ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
      Accounts payable                                                        $    43,172        $    53,676
      Loans from shareholder                                                       90,367             93,367
                                                                              -----------        -----------
          Total Current Liabilities                                               133,539            147,043

Stockholders' Equity (Deficit)
      Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
      Common stock, $.001 par value 100,000,000 shares authorized
          12,688,016 shares issued and outstanding                                 12,688             12,688
      Additional paid in capital                                                6,197,690          6,197,690
      Retained earnings (deficit)                                              (6,336,381)        (6,349,235)
                                                                              -----------        -----------
Total Stockholders' Equity (Deficit)                                             (126,003)          (138,857)
                                                                              -----------        -----------
Total Liabilities and Stockholders' Equity (Deficit)                          $     7,536        $     8,186
                                                                              ===========        ===========

See accompanying notes to financial statements.




                              SOONER HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended
                                                           December 31,
                                                   ----------------------------
                                                       2008            2009
                                                   ------------    ------------

Revenue                                            $       --      $       --

Operating Expenses
      General and administrative expense                  2,951          11,044
                                                   ------------    ------------
          Total Operating Expenses                        2,951          11,044
                                                   ------------    ------------

Operating Loss                                           (2,951)        (11,044)

Other (Expenses) Income
      Interest expense                                   (1,251)         (1,810)
                                                   ------------    ------------
          Total Other (Expense) Income                   (1,251)         (1,810)

                                                   ------------    ------------
Net Loss                                           $     (4,202)   $    (12,854)
                                                   ============    ============

Net Loss per Share, Basic and Diluted                     (0.00)          (0.00)
                                                   ============    ============

Weighted average of number of shares outstanding     12,688,016      12,688,016
                                                   ============    ============



See accompanying notes to financial statements.






                              SOONER HOLDINGS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ending
                                                                          December 31,
                                                                     -----------------------
                                                                       2008           2009
                                                                     --------       --------
Cash Flows From Operating Activities
      Net loss                                                       $ (4,202)      $(12,854)
      Adjustments to reconcile net loss to net cash provided by
      operating activities
          Increase (decrease) in
            Accounts payable                                              743         10,504
                                                                     --------       --------
          Net Cash Flows Used In Operating Activities                  (3,459)        (2,350)

Cash Flows from Financing Activities
      Loans from shareholder                                            3,400          3,000
                                                                     --------       --------
          Net Cash Provided by Financing Activities                     3,400          3,000

Increase (Decrease) in Cash                                               (59)           650
Cash at Beginning of Year                                                 269          7,536
                                                                     --------       --------
Cash at End of Year                                                  $    210       $  8,186
                                                                     ========       ========



See accompanying notes to financial statements.

                              SOONER HOLDINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2009



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

NOTE B - CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern. Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant shareholders' deficit. Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities. As of December 31, 2009, the Company had a deficit net worth of $(138,857) and no operating activities.

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

                              SOONER HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 2009

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

    Concentrations of Credit Risk
    -----------------------------

      The Company in the past maintained cash balances at several financial institutions. On December 31, 2009, the company had only one checking account at one financial institution. Accounts at each institution in non-interest bearing accounts are insured by the Federal Deposit Insurance Corporation. The company's only checking account is non-interest bearing and is fully insured with no limitations on account balances. The Federal Deposit Insurance Corporation will provide the full coverage with no limits until December 31, 2009.

NOTE D - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock
---------------

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established. No shares of preferred stock have been issued by the Company as of December 31, 2009.

Employee Stock Option Plan
--------------------------

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option

                              SOONER HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 2009


agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant. On December 31, 2009 there were no options outstanding under the plan.

NOTE E - INCOME TAXES

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of this deferred tax asset depends on the
Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the deferred tax asset will not be realized by future operating results. The only deferred income tax asset the company had at December 31, 2009 was the tax effect of the net operating loss carryforward of approximately $695,000, which was subject to a 100% valuation allowance at December 31, 2009.

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
                          --------------
                             $1,782,108
                          ==============


NOTE F - RELATED PARTY TRANSACTIONS

Related Party Obligations
-------------------------

As of December 31, 2009, the company had loans outstanding from shareholders of $93,367. These loans are unsecured and are due on demand with an annual interest rate of 8%. As of December 31, 2009, interest expense of $1,810 had been accrued on these notes and is included in accounts payable.

                              SOONER HOLDINGS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                December 31, 2009



NOTE G - COMMITMENTS AND CONTINGENCIES

The Company is not aware of any administrative proceedings, commitments or contingencies involving Sooner Holdings, Inc.

NOTE H - SUBSEQUENT EVENTS

Management has evaluated subsequent events through February 9, 2010, the date which the financial statements were issued. Through this date, Management believes that there have not been any events that materially affect the financial statements for the quarter ended December 31, 2009.

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

Item 6. Exhibits

     The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

                                                                       Page no.
  Item No.                         Description                        (footnote)
  --------                         -----------                        ----------

3.1  thru 3.3            Articles of  Incorporation,  By-Laws and          (1)
                         Amendments thereto

10                       Agreement   for  Change  of  Control  of          (4)
                         Sooner Holdings,  Inc.  executed on July
                         23, 2008 and recited to be effective on July 17, 2008

14                       Code  of  Ethics   for  CEO  and  Senior          (2)
                         Financial Officers

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

Dated:  February 9, 2010
                                                    SOONER HOLDINGS, INC.


                                                         /s/ R.C. Cunningham II
                                                    By
                                                       -------------------------
                                                         R.C. Cunningham II
                                                         Chief Executive Officer