Form 10-Q
period 2010-03-31
SOONER HOLDINGS INC /OK/
filed 2010-05-17
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File No. 0-18344

SOONER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

State of Incorporation:  Oklahoma
IRS Employer I.D. Number:  73-1275261

127 Northwest 62nd Street, Suite A
Oklahoma City, OK   73118
(405) 848-7575
____________________________________________________
(Address and telephone number of registrant's principal
executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    [X]No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer [  ]                                                      Accelerated filer [  ]
Non-accelerated filer [  ]                                                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [X]  No [  ]

As of May 12, 2010, there were 12,688,016 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                  Financial Statements
Page

Balance Sheet September 30, 2009 (Audited) and
March 31, 2010 (Unaudited)	4
Statements of Operations for the Six Months
Ending March 31, 2010 and 2009 (Unaudited)	5
Statements of Cash Flows for the Six Months Ending
March 31, 2010 and 2009 (Unaudited)	6
Notes to Financial Statements (Unaudited)	7

Our unaudited interim financial statements, including balance sheet as of March 31, 2010, statement of operations for the three month periods ended March 31, 2010 and 2009, and statement of cash flows for the three month periods ended March 31, 2010 and 2009 are attached hereto as pages 4 through 6 and are incorporated herein by this reference. Our audited balance sheet as of September 30, 2009 included on page 4 is also incorporated by reference.

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

SOONER HOLDINGS, INC.
BALANCE SHEETS

ASSETS	September 30, 2009	March 31, 2010 (Unaudited)
Current Assets
Cash and cash equivalents	$7,536	$9,906
Total Current Assets	$7,536	$9,906

Total Assets	$7,536	$9,906

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$43,172	$53,176
Loans from shareholder	$90,367	$98,367
Total Current Liabilities	$133,539	$151,543

Stockholders' Equity (Deficit)
Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
Common stock, $.001 par value 100,000,000 shares authorized
12,688,016 shares issued and outstanding	$12,688	$12,688
Additional paid in capital	$6,197,690	$6,197,690
Retained earnings (deficit)	$(6,336,381)	$(6,352,015)
Total Stockholders' Equity (Deficit)	$(126,003)	$(141,637)
Total Liabilities and Stockholders' Equity (Deficit)	$7,536	$9,906

See accompanying notes to financial statements.

SOONER HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2010	2009	2010

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expense	$15,545	$936	$18,496	$11,980
Total Operating Expenses	$15,545	$936	$18,496	$11,980

Operating Loss	$(15,545)	$(936)	$(18,496)	$(11,980)

Other (Expenses) Income
Other Income
Interest expense	$(1,277)	$(1,844)	$(2,528)	$(3,654)
Total Other (Expense) Income	$(1,277)	$(1,844)	$(2,528)	$(3,654)

Net Loss	$(16,822)	$(2,780)	$(21,024)	$(15,634)

Net Loss per Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average of number of shares outstanding	12,688,016	12,688,016	12,688,016	12,688,016

See accompanying notes to financial statements.

SOONER HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ending
	March 31,
	2009	2010
Cash Flows From Operating Activities
Net loss	$(21,024)	$(15,634)
Adjustments to reconcile net loss to net cash provided by
operating activities
Increase (decrease) in
Accounts payable	$14,020	$10,004
Net Cash Flows Used In Operating Activities	$(7,004)	$(5,630)

Cash Flows from Financing Activities
Loans from shareholder	$8,400	$8,000
Net Cash Provided by Financing Activities	$8,400	$8,000

Increase (Decrease) in Cash	$1,396	$2,370
Cash at Beginning of Year	$269	$7,536
Cash at End of Year	$1,665	$9,906

See accompanying notes to financial statements.

SOONER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

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

NOTE B – CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern.  Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant shareholders’ deficit.  Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities.  As of March 31, 2010, the Company had a deficit net worth of $(141,637) and no operating activities.

The Company’s current business plan is to seek, investigate and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.  The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture or partnership.  Management intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.  Management cannot predict to what extent the Company might incur further operating losses through any business entity which may eventually be acquired.  The financial statements do not include any adjustment relating to the classification of liabilities that might result should the Company be unable to continue as a going concern.

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
March 31, 2010

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

    Concentrations of Credit Risk

The Company in the past maintained cash balances at several financial institutions.  On March 31, 2010, the company had only one checking account at one financial institution.  Accounts at each institution in non-interest bearing accounts are insured by the Federal Deposit Insurance Corporation.  The company’s only checking account is non-interest bearing and is fully insured.  The Federal Deposit Insurance Corporation will provide the full coverage up to $250,000.

NOTE D - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established.  No shares of preferred stock have been issued by the Company as of March 31, 2010.

Employee Stock Option Plan

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant.  On March 31, 2010 there were no options outstanding under the plan.

SOONER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE E - INCOME TAXES

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the deferred tax asset will not be realized by future operating results.  The only deferred income tax asset the company had at March 31, 2010 was the tax effect of the net operating loss carryforward of approximately $695,000, which was subject to a 100% valuation allowance at March 31, 2010.

At September 30, 2009, the Company has net operating loss carryforwards for

Expiration	Loss
Date	Carryforwards
9/30/2010	$357,632
9/30/2012	29,124
9/30/2018	279,949
9/30/2020	152,499
9/30/2021	173,815
9/30/2022	121,352
9/30/2023	25,044
9/30/2024	287,561
9/30/2025	206,563
9/30/2027	83,226
9/30/2028	37,185
9/30/2029	28,158
$1,782,108

NOTE F - RELATED PARTY TRANSACTIONS

Related Party Obligations

As of March 31, 2010, the company had loans outstanding from shareholders of $98,367.  These loans are unsecured and are due on demand with an annual interest rate of 8%.  As of March 31, 2010, interest expense of $3,654 had been accrued on these notes and is included in accounts payable.

SOONER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2010

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company is not aware of any administrative proceedings, commitments or contingencies involving Sooner Holdings, Inc.

NOTE H – SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 17, 2010, the date which the financial statements were issued. Through this date, Management believes that there have not been any events that materially affect the financial statements for the quarter ended March 31, 2010.

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

As reported in our Form 10-K FYE 09-30-08 and as filed with the Commission on a Form 8-K on July 28, 2008, we had signed a change of control contract with Mr. Glen McKay of Toronto, Canada which, if the agreement had closed, would have resulted in the company’s pursuit of a business plan involving the purchase of the monorail system in Las Vegas, Nevada, building of a high-speed railroad between the monorail and an area near Los Angeles, California, and the development of real estate opportunities in the adjacent areas.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

There were no equity securities of the issuer sold during the period of this report that were not registered under the Securities Act.

Item 6.                  Exhibits

The following exhibits are filed, by incorporation by reference, as part of this Form 10-Q:

Item No.	Description	Page no. (footnote)

3.1 thru 3.3	Articles of Incorporation, By-Laws and Amendments thereto	(1)

10	Agreement for Change of Control of Sooner Holdings, Inc. executed on July 23, 2008 and recited to be effective on July 17, 2008	(4)

14	Code of Ethics for CEO and Senior Financial Officers	(2)

16	Letter of November 13, 2008 of Murrell, Hall, McIntosh & Co., PLLP of Oklahoma City, Oklahoma, the principal independent registered public accountants of agreeing with the statements made in this Form 8-K by Sooner Holdings, Inc. concerning Sooner’s change of principal independent accountants.	(3)

20.1	Audit Committee Charter	(2)

20.2	Compensation Committee Charter	(2)

20.3	Governance and Nominating Committee Charter	(2)

20.4	Corporate Governance Principles	(2)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Footnotes:

(1)	Incorporated by reference to our Form 10-KSB for the year ended December 31, 1995 (file no. 0-18344).
(2)	Filed as an Exhibit to our Form 10-QSB 12-31-02 (file no. 0-18344).
(3)	Previously filed by Sooner Holdings, Inc. on November 18, 2008, Commission File No. 000-18344; incorporated herein by reference.
(4)	Previously filed by Sooner Holdings, Inc. on July 28, 2008, Commission File No. 000-18344; incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SOONER HOLDINGS, INC.

Dated: May 17, 2010	By:	/s/ R.C. Cunningham II
R.C. Cunningham II
Chief Executive Officer