Form 10-Q
period 2010-06-30
SOONER HOLDINGS INC /OK/
filed 2010-08-18
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of August 13, 2010, there were 12,688,016 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                  Financial Statements
Page

Balance Sheet September 30, 2009 (Audited) and
June 30, 2010 (Unaudited)	4
Statements of Operations for the Three Months and Nine Months
Ending June 30, 2010 and 2009 (Unaudited)	5
Statements of Cash Flows for the Nine Months Ending
June 30, 2010 and 2009 (Unaudited)	6
Notes to Financial Statements (Unaudited)	7

Our unaudited interim financial statements, including balance sheet as of June 30, 2010, statement of operations for the three month and nine month periods ended June 30, 2010 and 2009, and statement of cash flows for the nine month periods ended June 30, 2010 and 2009 are attached hereto as pages 4 through 6 and are incorporated herein by this reference. Our audited balance sheet as of September 30, 2009 included on page 4 is also incorporated by reference.

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

SOONER HOLDINGS, INC.
BALANCE SHEETS

ASSETS	As of	As of
	September 30, 2009	June 30, 2010
	(Audited)	(Unaudited)
Current Assets
Cash and cash equivalents	$7,536	$5,085
Total Current Assets	$7,536	$5,085

Total Assets	$7,536	$5,085

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$43,172	$53,768
Loans from shareholder	$90,367	$98,367
Total Current Liabilities	$133,539	$152,135

Stockholders' Equity (Deficit)
Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
Common stock, $.001 par value 100,000,000 shares authorized
12,688,016 shares issued and outstanding	$12,688	$12,688
Additional paid in capital	$6,197,690	$6,197,690
Retained earnings (deficit)	$(6,336,381)	$(6,357,428)
Total Stockholders' Equity (Deficit)	$(126,003)	$(147,050)
Total Liabilities and Stockholders' Equity (Deficit)	$7,536	$5,085

See accompanying notes to financial statements.

SOONER HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

Revenue	$-	$-	$-	$-

Operating Expenses
General and administrative expense	$1,080	$2,820	$19,576	$14,800
Total Operating Expenses	$1,080	$2,820	$19,576	$14,800

Operating Loss	$(1,080)	$(2,820)	$(19,576)	$(14,800)

Other (Expenses) Income
Other Income
Interest expense	$(1,617)	$(2,593)	$(4,145)	$(6,247)
Total Other (Expense) Income	$(1,617)	$(2,593)	$(4,145)	$(6,247)

Net Loss	$(2,697)	$(5,413)	$(23,721)	$(21,047)

Net Loss per Share, Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average of number of shares outstanding	12,688,016	12,688,016	12,688,016	12,688,016

See accompanying notes to financial statements.

SOONER HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ending
	June 30,
	2009	2010
Cash Flows From Operating Activities
Net loss	$(23,721)	$(21,047)
Adjustments to reconcile net loss to net cash provided by
operating activities
Increase (decrease) in
Accounts payable	$3,637	$10,596
Net Cash Flows Used In Operating Activities	$(20,084)	$(10,451)

Cash Flows from Financing Activities
Loans from shareholder	$20,400	$8,000
Net Cash Provided by Financing Activities	$20,400	$8,000

Increase (Decrease) in Cash	$316	$(2,451)
Cash at Beginning of Period	$269	$7,536
Cash at End of Period	$585	$5,085

See accompanying notes to financial statements.

SOONER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

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

NOTE B – CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern.  Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant shareholders’ deficit.  Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities.  As of June 30, 2010, the Company had a deficit net worth of $(147,050) and no operating activities.

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
June 30, 2010

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

    Concentrations of Credit Risk

The Company in the past maintained cash balances at several financial institutions.  On June 30, 2010, the company had only one checking account at one financial institution.  Accounts at each institution in non-interest bearing accounts are insured by the Federal Deposit Insurance Corporation.  The company’s only checking account is non-interest bearing and is fully insured.  The Federal Deposit Insurance Corporation will provide the full coverage up to $250,000.

NOTE D - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established.  No shares of preferred stock have been issued by the Company as of June 30, 2010.

Employee Stock Option Plan

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant.  On June 30, 2010 there were no options outstanding under the plan.

SOONER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE E - INCOME TAXES

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the deferred tax asset will not be realized by future operating results.  The only deferred income tax asset the company had at June 30, 2010 was the tax effect of the net operating loss carryforward of approximately $695,000, which was subject to a 100% valuation allowance at June 30, 2010.

At September 30, 2009, the Company has net operating loss carryforwards for

Expiration	Loss
Date	Carryforwards
9/30/2010	$357,632
9/30/2012	29,124
9/30/2018	279,949
9/30/2020	152,499
9/30/2021	173,815
9/30/2022	121,352
9/30/2023	25,044
9/30/2024	287,561
9/30/2025	206,563
9/30/2027	83,226
9/30/2028	37,185
9/30/2029	28,158
$1,782,108

NOTE F - RELATED PARTY TRANSACTIONS

Related Party Obligations

As of June 30, 2010, the company had loans outstanding from shareholders of $98,367.  These loans are unsecured and are due on demand with an annual interest rate of 8%.  As of June 30, 2010, interest expense of $6,247 had been accrued on these notes and is included in accounts payable.

SOONER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2010

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company is not aware of any administrative proceedings, commitments or contingencies involving Sooner Holdings, Inc.

NOTE H – SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 18, 2010, the date which the financial statements were issued. Through this date, Management believes that there have not been any events that materially affect the financial statements for the quarter ended June 30, 2010.

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

Dated:  August 18, 2010
SOONER HOLDINGS, INC.

By:	/s/ R.C. Cunningham II
R.C. Cunningham II
Chief Executive Officer