Form 10-K
period 2010-09-30
SOONER HOLDINGS INC /OK/
filed 2010-12-23
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

OR

[ ] TRANSITION UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 0-18344

SOONER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
Oklahoma (state of incorporation)	73-1275261 (IRS Employer I.D. Number)
127 Northwest 62nd Street, Suite A
Oklahoma City, OK   73118
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   [X]     No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]     No  [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the $0.155 net average bid and asked price of such common equity, as of the last business day of registrant’s most recently completed second fiscal quarter (March 31, 2010):  $1,966,642.

As of December 23, 2010, there were 12,688,016 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

ii

TABLE OF CONTENTS

PART I

ITEM 1	Business	1
ITEM 2	Properties	7
ITEM 3	Legal Proceedings	8
ITEM 4	Submission of Matters to a Vote of Security Holders	8

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	8
ITEM 7	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	9
ITEM 8	Financial Statements and Supplementary Data	10
ITEM 9	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	20
ITEM 9A(T)	Controls and Procedures	21
ITEM 9B	Other Information	21

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance	21
ITEM 11	Executive Compensation	27
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	28
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	29
ITEM 14	Principal Accounting Fees and Services	29

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	30

iii

PART I

ITEM 1.               BUSINESS.

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

Charlie O Business Park Incorporated

Charlie O Business Park, Inc. (“CO Park”) operated a multi-unit rental property for business and industrial tenants located in Oklahoma City, Oklahoma.  CO Park became an operating subsidiary upon its formation in November 1987 and we owned 100% of the subsidiary.  During fiscal year 2002 we were notified by the Oklahoma Department of Transportation (“ODOT”) that the Business Park’s improved real property would be condemned as part of the re-working of Interstate Highway 40.  In late July 2003 we settled with ODOT’s appraisers for $4,350,000 for the condemnation of the property.  We searched for a replacement property to continue this line of business, but we found none.

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

17.           Rule 144 Sales.  Of the 12,688,016 shares of our common stock outstanding, none of the shares are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, other than the 9,426,039 shares owned by our management – and even those can be sold pursuant to Rule 144 one year after the company files “Form 10 information” with the Commission immediately after the change of control occurs that is contemplated by the agreement with Mr. Georges EmmerSon Caza.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months or one year, depending on his status as an affiliate of the company or not, may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In fiscal 2010 there were no matters submitted to a vote of security holders through the solicitation of proxies or otherwise.  Our last meeting of shareholders was in 1996.

  PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock traded on the Pink Sheets until April 10, 2008 when it moved to the OTC Bulletin Board where it trades under the stock symbol "SOON".  The high and low bid information for the stock during the years ended September 30, 2010 and 2009 is set forth below.  The information was obtained from the OTC BB and Pink Sheets and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter		High	Low

2010:	1st Qtr	0.1	0
	2nd Qtr	0	0
	3rd Qtr	-	-
	4th Qtr	-	-

2009:	1st Qtr	0.230	0.040
	2nd Qtr	0.120	0.040
	3rd Qtr	0.100	0.040
	4th Qtr	0.280	0.030

Holders.

As of December 23, 2010, we had 569 shareholders of record and 12,688,016 shares issued and outstanding.  This does not include the holders whose shares are held in a depository trust in "street" name.  As of September 30, 2010, 1,896,139 shares (or approximately 11.2 percent) of the issued and outstanding stock were held by Depository Trust Company in "street name”.

Dividends.

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

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Off-Balance Sheet Arrangements

Our company has not entered into any transaction, agreement or other contractual arrangement with an entity unconsolidated with us under which we have

●	an obligation under a guarantee contract,
●	a retained or contingent interest in assets transferred to the unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets,
●	an obligation, including a contingent obligation, under a contract that would be accounted for as a derivative instrument, or
●	an obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, us where such entity provides financing, liquidity, market risk or credit risk support to, or engages in leasing, hedging, or research and development services with, us.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SMITH, CARNEY & CO., p.c.
CERTIFIED  PUBLIC  ACCOUNTANTS
Joseph E. Brueggen	5100 N. Brookline, Suite 1000
Kevin L. Fosbenner	Oklahoma City, OK 73112-3627
Edward W. Granger	BUS: (405) 272-1040
Rebecca A. Hembree	FAX: (405) 235-6180
Joseph W. Hornick	1-800-570-1040
Kevin D. Howard	_________________
Van R. Oliver
5 S. Commerce, Suite 33
Of Counsel	Ardmore, OK 73401-3924
Kenneth L. Carney	BUS: (580) 226-1227
H. Kirby Smith	FAX: (580) 226-1229
1-866-570-1040
______________

www.smithcarney.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sooner Holdings, Inc.:

We have audited the accompanying balance sheets of Sooner Holdings, Inc. as of September 30, 2010 and 2009 and the related statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sooner Holdings, Inc. as of September 30, 2010 and 2009 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered losses from operations in recent years and continues to have a significant shareholders’ deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Smith, Carney & Co., p.c.

Oklahoma City, Oklahoma
December 23, 2010

Member American Institute of Certified Public Accountants
Member Center For Public Company Audit Firms
PCAOB Registered Firm

SOONER HOLDINGS, INC.
BALANCE SHEETS

ASSETS	September 30, 2009	September 30, 2010

Current Assets
Cash and cash equivalents	$7,536	$5,411
Total Current Assets	7,536	5,411

Total Assets	$7,536	$5,411

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$43,172	$58,825
Loans from shareholder	90,367	102,367
Total Current Liabilities	133,539	161,192

Stockholders' Equity (Deficit)
Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
Common stock, $.001 par value 100,000,000 shares authorized
12,688,016 shares issued and outstanding	12,688	12,688
Additional paid in capital	6,197,690	6,197,690
Retained earnings (deficit)	(6,336,381)	(6,366,159)
Total Stockholders' Equity (Deficit)	(126,003)	(155,781)
Total Liabilities and Stockholders' Equity (Deficit)	$7,536	$5,411

See accompanying notes to financial statements.

SOONER HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For the year ended
	September 30,
	2009	2010

Revenue	$-	$-

Operating Expenses
General and administrative expense	22,324	21,373
Total Operating Expenses	22,324	21,373

Operating Loss	(22,324)	(21,373)

Other (Expenses) Income
Interest expense	(5,834)	(8,405)
Total Other (Expense) Income	(5,834)	(8,405)

Net Loss	$(28,158)	$(29,778)

Net Loss per Share, Basic and Diluted	$(0.00)	$(0.00)

Weighted average of number of shares outstanding	12,688,016	12,688,016

See accompanying notes to financial statements.

SOONER HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED SEPTEMBER 30, 2009 AND
FOR THE YEAR ENDING SEPTEMBER 30, 2010

			Additional		Total
	Common stock		paid-In	Accumulated	Stockholders'
	Shares	Amount	capital	Deficit	Equity (Deficit)

Balance, September 30, 2008	12,688,016	$12,688	$6,197,690	$(6,308,223)	$(97,845)

Net Income (Loss)	-	-	-	(28,158)	(28,158)

Balance, September 30, 2009	12,688,016	12,688	6,197,690	(6,336,381)	(126,003)

Net loss	-	-	-	(29,778)	(29,778)
Balance, September 30, 2010	12,688,016	$12,688	$6,197,690	$(6,366,159)	$(155,781)

See accompanying notes to financial statements.

SOONER HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	Twelve Months Ended
	September 30,
	2009	2010
Cash Flows From Operating Activities
Net loss	$(28,158)	$(29,778)
Adjustments to reconcile net loss to net cash provided by
operating activities
Increase (decrease) in
Accounts payable	5,486	15,653
Net Cash Flows Used In Operating Activities	(22,672)	(14,125)

Cash Flows from Financing Activities
Loans from shareholder	29,939	12,000
Net Cash Provided by Financing Activities	29,939	12,000

Increase (Decrease) in Cash	7,267	(2,125)
Cash at Beginning of Year	269	7,536
Cash at End of Year	$7,536	$5,411

See accompanying notes to financial statements.

SOONER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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

NOTE B – CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern.  Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant shareholders’ deficit.  Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities.  As of September 30, 2010, the Company had a deficit net worth of $(155,781) and no operating activities.

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
September 30, 2010

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

The Company’s present policy is to recognize the effects of income tax positions in the same manner as they are recognized on the income tax returns it has filed or intends to file that are applicable to the periods presented in its financial statements. Should those positions be subsequently examined by a taxing jurisdiction, the Company would recognize a charge to expense for the income tax effect of any such positions that management considers probable of being disallowed in full or in part along with the associated penalties and interest expected to be assessed in conjunction with the examination.

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

    Concentrations of Credit Risk

The Company in the past maintained cash balances at several financial institutions.  On September 30, 2010, the company had only one checking account at one financial institution.  Accounts at each institution in non-interest bearing accounts are insured by the Federal Deposit Insurance Corporation.  The company’s only checking account is non-interest bearing and is fully insured.  The Federal Deposit Insurance Corporation will provide the full coverage up to $250,000.

NOTE D - STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock

The Company's authorized capital includes 10,000,000 shares of preferred stock, undesignated as to par value. The Board of Directors of the Company, in its sole discretion, may establish par value, divide the shares of preferred stock into series and fix and determine the dividend rate, designations, preferences, privileges and ratify the powers, if any, and determine the restrictions and qualifications of each series of preferred stock as established.  No shares of preferred stock have been issued by the Company as of September 30, 2010.

SOONER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

Employee Stock Option Plan

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant.  On September 30, 2010 there were no options outstanding under the plan.

NOTE E - INCOME TAXES

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the deferred tax asset will not be realized by future operating results.  The only deferred income tax asset the company had at September 30, 2010 and 2009 was the tax effect of the net operating loss carryforward of approximately $567,000 and $695,000, respectively, which was subject to a 100% valuation allowance at September 30, 2010.

At September 30, 2010, the Company has net operating loss carryforwards for

Expiration	Loss
Date	Carryforwards
9/30/2012	29,124
9/30/2018	279,949
9/30/2020	152,499
9/30/2021	173,815
9/30/2022	121,352
9/30/2023	25,044
9/30/2024	287,561
9/30/2025	206,563
9/30/2027	83,226
9/30/2028	37,185
9/30/2029	28,158
9/30/2030	29,778
$1,454,254

SOONER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

The Company’s federal income tax returns for 2008, 2007, and 2006 are subject to examination by the Internal Revenue Service, generally, for three years after they were filed. In addition, the Company’s Oklahoma state income tax returns for the same years are subject to examination by state tax authorities for similar time periods.

NOTE F - RELATED PARTY TRANSACTIONS

Related Party Obligations

As of September 30, 2010 and 2009, the company had loans outstanding from shareholders of $102,367 and $90,367, respectively.  These loans are unsecured and are due on demand with an annual interest rate of 8%.  As of September 30, 2010 and 2009, interest expense of $7,541 and $5,834, respectively, had been accrued on these notes and is included in accounts payable.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company is not aware of any administrative proceedings, commitments or contingencies involving Sooner Holdings, Inc.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

In late July 2008 Sooner Holdings, Inc. (“Sooner”) was notified by Murrell, Hall, McIntosh & Co., PLLP of Oklahoma City, Oklahoma (“Murrell, Hall”), the principal independent registered public accountants of Sooner, that Murrell, Hall was merging with a larger accounting firm and that it would no longer perform the audit for Sooner.  Murrell, Hall had been engaged as Sooner’s principal independent registered public accountants since February 3, 2003.

The reports of Murrell, Hall on the financial statements of Sooner for its fiscal years ended September 30, 2006 and 2007 contained no adverse opinion or disclaimer of opinion, and, other than raising substantial doubt about Sooner’s ability to continue as a going concern, were not otherwise qualified or modified as to uncertainty, audit scope, or accounting principles during the period of its engagement to July 31, 2008, the date of resignation.

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

On November 24, 2008, the board of directors of Sooner Holdings, Inc. (“Sooner”) engaged Smith, Carney & Co., p.c. of Oklahoma City, Oklahoma as Sooner’s principal independent registered public accountants to audit its financial statements.  The board of directors did not consult the new accountant regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the issuer’s financial statements.

Smith, Carney & Co., p.c. replaces Murrell, Hall, McIntosh & Co., PLLP of Oklahoma City, Oklahoma (“Murrell, Hall”), the previous principal independent registered public accountants of Sooner.

The resignation of Murrell, Hall was reported in a Form 8-K filed on November 18, 2008.  The appointment of Smith, Carney & Co., p.c. was reported in a Form 8-K filed on December 1, 2008.

ITEM 9A(T).       CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures.  Our principal executive and financial officers have evaluated the effectiveness of our disclosure controls and procedures as of the end of our fiscal year 2010 (September 30, 2010), and have concluded that they are not effective to ensure that information required to be disclosed in the reports that we file pursuant to Section 15(d) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules under the Exchange Act. We based the material weaknesses noted below in our assessment of our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2010, the Company determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

We noted we have material weaknesses regarding proper review and recording of transactions for the preparation of our financial statements. As of September 30, 2010, there was a transaction recorded in an improper period.  There was another transaction that was recorded to the wrong expense account.  We plan to remedy the material weaknesses with better review of transactions and financial statement presentation on an ongoing basis.

There have been no changes in our internal control over financial reporting during the fourth quarter of our most recently ended fiscal year 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION.

There is no information that was required to be disclosed on Form 8-K during the fourth quarter of FY 2010 that was not reported.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the names, and terms of office of each of the directors, executive officers and significant employees of Sooner Holdings, Inc. at September 30, 2010 and a description of the business experience of each.  R.C. Cunningham III is the son of R.C. Cunningham II, the president and chairman.

Person	Offices	Office Held Since	Term of Office

R.C. Cunningham II	Director	1989	2012
	CEO and President	1988	2012
R.C. Cunningham III	Director	1997	2012
	Secretary	1997	2012
	CFO	1998	2012
	Vice President	2000	2012

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

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the company. In the event the company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for his referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of filing this report, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the company will receive any finders’ fee, either directly or indirectly, as a result of their respective efforts to implement the company's business plan outlined herein.

The company has adopted a policy that its affiliates and management shall not be issued further common shares of the company, except in the event discussed in the preceding paragraphs.

While all of the companies' officers, directors and insider shareholders have been involved in transactions involving "shell" corporations which are blank check or blind pool companies, none of them has been previously involved in establishing a blank check or blind pool company offering to be used in a shell transaction. A "blank check" company is a company that is formed without a specified business as its purpose. A "blind pool" company is a company that has raised money through a public or private offering for use to acquire an unspecified, undesignated business or company.   Our company was not formed either as a “blank check” or a “blind pool” company.  It was formed to be an operating company and operated several businesses for several years until the State of Oklahoma acquired all our real property in condemnation proceedings.

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

•	bankruptcy,

•	criminal proceedings (excluding traffic violations and other minor offenses), or

•	proceedings permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
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

•
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

•	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

•
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

•	Engaging in any type of business practice; or

•	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

•
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity; or

•
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated.

•
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

Compliance with Section 16(a) of the Securities Exchange Act.

Based solely upon a review of Forms 3 and 4 furnished to the company under Rule 16a-3(e) of the Securities Exchange Act during its most recent fiscal year and Forms 5 furnished to the company with respect to its most recent fiscal year and any written representations received by the company from persons required to file such forms, the following persons – either officers, directors or beneficial owners of more than ten percent of any class of equity of the company registered pursuant to Section 12 of the Securities Exchange Act – failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year or prior fiscal years:

Name	No. of Late Reports	No. of Transactions Not Timely Reported	No. of Failures to File a Required Report
None	0	0	0

ITEM 11.EXECUTIVE COMPENSATION.

The following information concerns the compensation of the named executive officers for each of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Common Stock Awards	Total
R.C. Cunningham, II, CEO	2010	0	0	0	0
	2009	0	0	0	0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following information concerns unexercised stock options, stock that has not vested, and equity incentive plan awards for each named officer outstanding at the end of the last fiscal year:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

R.C. Cunningham, II, CEO	0	0	0	0	0	0	0	0	0

Compensation of Directors

The directors of Sooner Holdings, Inc. received the following compensation in FY 2010 for their services as directors.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

R.C. Cunningham, II	0	0	0	0	0	0	0
R.C. Cunningham, III	0	0	0	0	0	0	0

Equity Compensation Plans.

We have no equity compensation plans.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table shows information as of December 20, 2010 with respect to each beneficial owner of more than five percent of our only voting stock and to each of the officers and directors of our company and as a group:

	No. of Shares	% of Class
R.C. Cunningham II (1)(2) 1440 Glenbrook Drive Oklahoma City, OK 73118	9,353,910	74.00

Marilyn C. Kenan, Trustee Marilyn C. Kenan Trust 3121 Buffalo Speedway, #2108 Houston, TX 77098-1895	1,147,778	9.00

R.C. Cunningham III (2) 3134 Rockridge Place Oklahoma City, OK 73120	72,129	*

All officers and directors as a group (2 persons)	9,426,039	74.29
____________________

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

There have been no transactions during the last two years, or proposed transactions, to which we were or are to be a party in which any of the following persons had or is to have a direct or indirect material interest:

•	the officers and directors;

•	any nominees for election as a director;

•	any beneficial owners of more than 5 percent of our voting securities;

•	any member of the immediate family of any of the above persons.

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

Fiscal Year ended September 30, 2010	$13,900
Fiscal Year ended September 30, 2009	$15,800

Audit-Related Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements and not reported above under “Audit Fees”:

Fiscal Year ended September 30, 2010	$ -0-
Fiscal Year ended September 30, 2009	$ -0-

Tax Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for professional services rendered for tax compliance, tax advice and tax planning:

Fiscal Year ended September 30, 2010	$ -0-
Fiscal Year ended September 30, 2009	$ -0-

All Other Fees. Our principal independent accountant billed us, for each of the last two fiscal years, the following aggregate fees for products and services provided by it, other than the services reported in the above three categories:

Fiscal Year ended September 30, 2010	$ -0-
Fiscal Year ended September 30, 2009	$ -0-

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

SOONER HOLDINGS, INC.

Date: December 23, 2010	By:	/s/ R.C. Cunningham II
R.C. Cunningham II, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 23, 2010	/s/ R.C. Cunningham II
R.C. Cunningham II, Chairman of the Board,
Chief Executive Officer, President and Director

Date: December 23, 2010	/s/ R.C. Cunningham III
R.C. Cunningham III, Secretary, Chief Financial Officer and Director

SOONER HOLDINGS, INC.
Commission File No.  0-18344

EXHIBIT INDEX

Form 10-K
For the Fiscal Year Ended 09-30-10

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

1

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

2