Form 10-K/A
period 2010-09-30
SOONER HOLDINGS INC /OK/
filed 2011-01-10
CIK 861370

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

TABLE OF CONTENTS

PART I

ITEM 1	Business	1
ITEM 2	Properties	7
ITEM 3	Legal Proceedings	8
ITEM 4	Submission of Matters to a Vote of Security Holders	8

PART II

ITEM 5	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	8
ITEM 7	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	9
ITEM 8	Financial Statements and Supplementary Data	10
ITEM 9	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	20
ITEM 9A	Controls and Procedures	21
ITEM 9B	Other Information	21

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance	21
ITEM 11	Executive Compensation	27
ITEM 12	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	28
ITEM 13	Certain Relationships and Related Transactions, and Director Independence	29
ITEM 14	Principal Accounting Fees and Services	29

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	30

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

ITEM 9A.                      CONTROLS AND PROCEDURES

Within 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.  We based the material weaknesses noted below in our assessment of our design and operation of our disclosure controls and procedures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2010, the Company determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

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

Our management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART IV

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are filed as part of this Form 10-K:

Item No.	Description	Page no. (footnote)

3.1 thru 3.3	Articles of Incorporation, By-Laws and Amendments thereto	(1)

10	Agreement for Change of Control of Sooner Holdings, Inc. executed on July 23, 2008 and recited to be effective on July 17, 2008	(4)

14	Code of Ethics for CEO and Senior Financial Officers	(2)

16	Letter of November 13, 2008 of Murrell, Hall, McIntosh & Co., PLLP of Oklahoma City, Oklahoma, the principal independent registered public accountants of agreeing with the statements made in this Form 8-K by Sooner Holdings, Inc. concerning Sooner’s change of principal independent accountants.	(3)

20.1	Audit Committee Charter	(2)

20.2	Compensation Committee Charter	(2)

20.3	Governance and Nominating Committee Charter	(2)

20.4	Corporate Governance Principles	(2)

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Footnotes:

(1)	Incorporated by reference to our Form 10-KSB for the year ended December 31, 1995 (file no. 0-18344).
(2)	Filed as an Exhibit to our Form 10-QSB 12-31-02 (file no. 0-18344).
(3)	Previously filed by Sooner Holdings, Inc. on November 18, 2008, Commission File No. 000-18344; incorporated herein by reference.
(4)	Previously filed by Sooner Holdings, Inc. on July 28, 2008, Commission File No. 000-18344; incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOONER HOLDINGS, INC.

Date: January 7, 2011	By:	/s/ R.C. Cunningham II
R.C. Cunningham II, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 7, 2011	/s/ R.C. Cunningham II
R.C. Cunningham II, Chairman of the Board,
Chief Executive Officer, President and Director

Date: January 7, 2011	/s/ R.C. Cunningham III
R.C. Cunningham III, Secretary, Chief Financial Officer and Director

SOONER HOLDINGS, INC.
Commission File No.  0-18344

EXHIBIT INDEX

Amendment No. 1 to
Form 10-K
For the Fiscal Year Ended 09-30-10

The following exhibits are filed, by incorporation by reference, as part of this Form 10-K:

Item No.	Description	Page no. (footnote)

3.1 thru 3.3	Articles of Incorporation, By-Laws and Amendments thereto	(1)

10	Agreement for Change of Control of Sooner Holdings, Inc. executed on July 23, 2008 and recited to be effective on July 17, 2008	(4)

14	Code of Ethics for CEO and Senior Financial Officers	(2)

16	Letter of November 13, 2008 of Murrell, Hall, McIntosh & Co., PLLP of Oklahoma City, Oklahoma, the principal independent registered public accountants of agreeing with the statements made in this Form 8-K by Sooner Holdings, Inc. concerning Sooner’s change of principal independent accountants.	(3)

20.1	Audit Committee Charter	(2)

20.2	Compensation Committee Charter	(2)

20.3	Governance and Nominating Committee Charter	(2)

20.4	Corporate Governance Principles	(2)

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

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