Form 10-Q
period 2010-12-31
SOONER HOLDINGS INC /OK/
filed 2011-01-18
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

As of January 18, 2011, there were 12,688,016 shares of the Registrant’s Common Stock, $0.001 par value, outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                 Financial Statements

Page

Balance Sheet September 30, 2009 (Audited) and
December 31, 2010 (Unaudited)	4
Statements of Operations for the Three Months Ending
December 31, 2010 and 2009 (Unaudited)	5
Statements of Cash Flows for the Three Months Ending
December 31, 2010 and 2009 (Unaudited)	6
Notes to Financial Statements (Unaudited)	7

Our unaudited interim financial statements, including balance sheet as of December 31, 2010, statement of operations for the three month periods ended December 31, 2010 and 2009, and statement of cash flows for the three month periods ended December 31, 2010 and 2009 are attached hereto as pages 4 through 6 and are incorporated herein by this reference. Our audited balance sheet as of September 30, 2010 included on page 4 is also incorporated by reference.

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

The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K for the year ended September 30, 2010.

SOONER HOLDINGS, INC.
BALANCE SHEETS

ASSETS	September 30, 2010	December 31, 2010
		(Unaudited)

Current Assets
Cash and cash equivalents	$5,411	$2,213
Total Current Assets	5,411	2,213

Total Assets	$5,411	$2,213

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$58,825	$68,602
Loans from shareholder	102,367	102,367
Total Current Liabilities	161,192	170,969

Stockholders' Equity (Deficit)
Preferred stock - undesignated; authorized, 10,000,000 shares; issued and outstanding, none
Common stock, $.001 par value 100,000,000 shares authorized
12,688,016 shares issued and outstanding	12,688	12,688
Additional paid in capital	6,197,690	6,197,690
Retained earnings (deficit)	(6,366,159)	(6,379,134)
Total Stockholders' Equity (Deficit)	(155,781)	(168,756)
Total Liabilities and Stockholders' Equity (Deficit)	$5,411	$2,213

See accompanying notes to financial statements.

SOONER HOLDINGS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	December 31,
	2009	2010

Revenue	$-	$-

Operating Expenses
General and administrative expense	11,044	10,998
Total Operating Expenses	11,044	10,998

Operating Loss	(11,044)	(10,998)

Other (Expenses) Income
Interest expense	(1,810)	(1,977)
Total Other (Expense) Income	(1,810)	(1,977)

Net Loss	$(12,854)	$(12,975)

Net Loss per Share, Basic and Diluted	(0.00)	(0.00)

Weighted average of number of shares outstanding	12,688,016	12,688,016

See accompanying notes to financial statements.

SOONER HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ending
	December 31,
	2009	2010
Cash Flows From Operating Activities
Net loss	$(12,854)	$(12,975)
Adjustments to reconcile net loss to net cash provided by
operating activities
Increase (decrease) in
Accounts payable	10,504	9,777
Net Cash Flows Used In Operating Activities	(2,350)	(3,198)

Cash Flows from Financing Activities
Loans from shareholder	3,000	0
Net Cash Provided by Financing Activities	3,000	0

Increase (Decrease) in Cash	650	(3,198)
Cash at Beginning of Year	7,536	5,411
Cash at End of Year	$8,186	$2,213

See accompanying notes to financial statements.

SOONER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

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

NOTE B – CONTINUATION AS A GOING CONCERN

The accompanying financial statements have been prepared assuming that Sooner Holdings, Inc. will continue as a going concern.  Sooner Holdings, Inc. has suffered losses from operations in recent years and continues to have a significant shareholders’ deficit.  Subsequent to September 30, 2004, and as of the date of this report, Sooner Holdings, Inc., has ceased all of the operations described in Note A to the financial statements and is currently seeking to acquire new business opportunities.  As of December 31, 2010, the Company had a deficit net worth of $(168,756) and no operating activities.

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

NOTE C - SUMMARY OF ACCOUNTING POLICIES

The unaudited consolidated condensed financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2010 are not necessarily indicative of results that may be expected for the year ended September 30, 2011.

SOONER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended September 30, 2010. The September 30, 2010 consolidated condensed balance sheet was derived from audited financial statements.

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

    Concentrations of Credit Risk

The Company in the past maintained cash balances at several financial institutions.  On December 31, 2010, the company had only one checking account at one financial institution.  Accounts at each institution in non-interest bearing accounts are insured by the Federal Deposit Insurance Corporation.  The company’s only checking account is non-interest bearing and is fully insured.  The Federal Deposit Insurance Corporation will provide the full coverage up to $250,000.

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

SOONER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

Employee Stock Option Plan

The Company has a stock option plan ("1995 Plan") for directors, officers, key employees, and consultants covering 2,000,000 shares of Company common stock. Options granted under the 1995 Plan may be either "incentive stock options", as defined in Section 422A of the Internal Revenue Code, or "nonqualified stock options", subject to Section 83 of the Internal Revenue Code, at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. The option price shall not be less than 100% (110% if the option is granted to a stockholder who at the time the option is granted owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company) of the fair market value of the optioned common stock on the date the options are granted. Options become exercisable based on the discretion of the Board of Directors but must be exercised within ten years of the date of grant.  On December 31, 2010 there were no options outstanding under the plan.

NOTE E - INCOME TAXES

A valuation allowance for deferred tax assets is required when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of this deferred tax asset depends on the Company's ability to generate sufficient taxable income in the future. Management believes it is more likely than not that the deferred tax asset will not be realized by future operating results.  The only deferred income tax asset the company had at December 31, 2010 was the tax effect of the net operating loss carryforward of approximately $567,000, which was subject to a 100% valuation allowance at December 31, 2010.

At September 30, 2010, the Company has net operating loss carryforwards for

Expiration	Loss
Date	Carryforwards
9/30/2012	29,124
9/30/2018	279,949
9/30/2020	152,499
9/30/2021	173,815
9/30/2022	121,352
9/30/2023	25,044
9/30/2024	287,561
9/30/2025	206,563
9/30/2027	83,226
9/30/2028	37,185
9/30/2029	28,158
9/30/2030	29,778
$1,454,254

SOONER HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2010

NOTE F - RELATED PARTY TRANSACTIONS

Related Party Obligations

As of December 31, 2010, the company had loans outstanding from shareholders of $102,367.  These loans are unsecured and are due on demand with an annual interest rate of 8%.  For the three months ending December 31, 2010, interest expense of $1,977 had been accrued on these notes and is included in accounts payable.

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

Item 4.                 Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

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

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  January 18, 2011

SOONER HOLDINGS, INC.

By:	/s/ R.C. Cunningham II
R.C. Cunningham II
Chief Executive Officer