Form 10-Q/A
period 2010-12-31
SOONER HOLDINGS INC /OK/
filed 2011-02-11
CIK 861370

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and our Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. For instance, in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2010, the Company determined that we had a material weakness, as described below and therefore our internal controls over financial reporting were not effective.

As of September 30, 2010, there was a transaction recorded in an improper period. There has been another transaction that has been recorded to the wrong expense account.  We remedied thses weaknesses by having both officers review all transactions as well as the financial statements.
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

Dated:  February 11, 2011

SOONER HOLDINGS, INC.

By:	/s/ R.C. Cunningham II
R.C. Cunningham II
Chief Executive Officer