Form 10-K/A
period 2010-09-30
SOONER HOLDINGS INC /OK/
filed 2011-05-04
CIK 861370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 3)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-18344

Sooner Holdings, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1275261
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Long Shan Development Area
Han Jiang Town, ShiShi City, Fujian, PRC
(Address of principal executive offices)

With a copy to
John Yung, Esq.
Locke Lord Bissell & Liddell
1415 L Street, Suite 1000
Sacramento, CA  95814
jyung@lockelord.com

86-755-25331366
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
 ☒ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the $0.155 net average bid and asked price of such common equity, as of the last business day of registrant’s most recently completed second fiscal quarter (March 31, 2010):  $1,966,642.

As of December 23, 2010, there were 12,688,016 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None

Explanatory Note.

In connection with a SEC Staff comment letter, the Company is revising its Item 9A disclosure to indentify the framework used by management to evaluate the effectiveness of the registrant's internal control over financial reporting.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of end of the period covered by this Annual Report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because we were previously late on filing certain periodic reports with the Commission.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting.  However, because of the Company’s limited funds and personnel, the Company has not yet developed a framework from which to determine whether its internal controls over financial reporting is effective.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  In its assessment of the effectiveness of internal control over financial reporting for the year ended September 30, 2010, our management determined that because the Company had not developed a framework from which to determine whether its internal controls over financial reporting is effective and the fact that the Company had material weaknesses, as described below, our internal controls over financial reporting were not effective.

We have material weaknesses regarding the proper review and recording of transactions for the preparation of our financial statements.  For the year ended September 30, 2010, there was a transaction recorded in an improper period.  There was another transaction that was recorded to the wrong expense account.  We plan to remedy these material weaknesses with better review of transactions and financial statement presentation on an ongoing basis.

Because the Company is a smaller reporting company, this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Controls Over Financial Reporting

No change in the registrant's internal control over financial reporting occurred during the registrant's last fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.  However, in light of the above determination that our internal controls over financial reporting for the period ended September 30, 2010, was not effective, as discussed above, we anticipated that there will be changes made to our internal control over financial reporting to address the above material weaknesses.

Item 15. Exhibits, Financial Statements and Schedules.

The following documents are filed as part of this Annual Report:

(b)

Exhibit Number	Description
31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sooner Holdings, Inc.

Dated: April 29, 2011	By:	/s/ Ang, Kahn Han
Ang, Kahn Han, President