Form 10-Q
period 2011-03-31
SOONER HOLDINGS INC /OK/
filed 2011-05-16
CIK 861370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 0-18344

Sooner Holdings, Inc.
 (Exact Name of Registrant as Specified in Its Charter)

Oklahoma (State or Other Jurisdiction of Incorporation)	73-1275261 (IRS Employer Identification No.)

Long Shan Development Area Han Jiang Town, ShiShi City Fujian, PRC (Address of Principal Executive Offices)	N/A (Zip Code)

86-13505080536
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 9, 2011, there were 14,632,553 shares of the registrant’s common stock issued and outstanding.

SOONER HOLDINGS, INC.

FORM 10-Q INDEX

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us”, “our” and the Company refer to Sooner Holdings, Inc. and its consolidated subsidiaries.

This Quarterly Report contains certain forward-looking statements.  When used in this Quarterly Report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements.  They also include statements containing anticipated business developments, a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Quarterly Report are based upon management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them.  These statements are not statements of historical fact.  Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.  These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur.  We qualify any and all of our forward-looking statements entirely by these cautionary factors.  As a consequence, current plans, anticipated actions and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on our behalf.  You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein.

SOONER HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item1. Financial Statements

SOONER HOLDINGS, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010 (1)
ASSETS

Current assets:
Cash	$403,813	$1,084,204
Restricted cash	212,974	137,688
Accounts receivable	5,112,034	6,171,639
Prepaid expenses and other current assets	1,733,733	555,283
Related party receivable	-	1,334,545
Inventories	6,959,520	6,968,039

Total current assets	14,422,074	16,251,398

Deposit for construction in progress	13,343,084	8,074,441
Plant and equipment, net	12,721,385	11,589,924
Land use rights, net	1,794,032	1,793,496
Long-term investment	152,669	151,722

Total assets	$42,433,244	$37,860,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Short-term loans and notes payable	$12,570,800	$11,586,254
Related party payable	1,035,099	198,756
Accounts payable and other liabilities	3,117,155	2,447,151
Customer deposits	1,042,961	925,352
Tax payable	2,241,135	1,814,856

Total liabilities	20,007,150	16,972,369

Stockholders’ equity:
Preferred stock, Series A, $0.001 par value; 10,000,000 shares
authorized; 19,200 shares issued and outstanding	2	2
Common stock, $0.001 par value; 100,000,000 shares
authorized; 14,632,553 shares issued and outstanding	14,633	14,633
Additional paid-in capital	9,576,438	9,126,468
Retained earnings	11,559,855	10,607,267
Accumulated other comprehensive income	1,275,166	1,140,242

Total stockholders’ equity	22,426,094	20,888,612

Total liabilities and stockholders’ equity	$42,433,244	$37,860,981

(1)	Derived from the consolidated audited financial statements included in our annual report on Form 8-K/A for the year ended December 31, 2010 filed with the SEC

See accompanying notes to the unaudited
condensed consolidated financial statements.

SOONER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$7,209,831	$4,159,115

Cost of revenues	5,532,814	3,160,520

Gross profit	1,677,017	998,595

Operating expenses:
Selling	85,400	120,169
General and administrative	139,962	109,077

Total operating expenses	225,362	229,246

Income from operations	1,451,655	769,349

Other income (expense), net	(150,936)	(104,887)

Income before provision for income taxes	1,300,719	664,462

Provision for income taxes	348,131	83,058

Net income	$952,588	$581,404

Net income per share - basic and diluted	$0.05	$0.03

Shares used in computing net income per share - basic and diluted	20,000,000	20,000,000

See accompanying notes to the unaudited
condensed consolidated financial statements.

SOONER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$952,588	$581,404
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	136,675	124,419
Change in assets and liabilities:
Accounts receivable	1,094,600	(444,055)
Prepaid expenses and other current assets	(1,171,191)	(130,798)
Inventories	51,860	(1,511,980)
Accounts payable and other liabilities	652,612	883,221
Customer deposits	111,471	283,212
Tax payable	413,608	(86,469)

Net cash provided by (used in) operating activities	2,242,223	(301,046)

Cash flows from investing activities:
Deposit for construction in progress	(5,201,390)	-
Purchase of plant and equipment	(1,181,722)	(6,587)
Restricted cash for issuance of bank notes payable	(74,186)	(22,143)

Net cash used in investing activities	(6,457,298)	(28,730)

Cash flows from financing activities:
Net proceeds from issuance of short term loan	760,884	4,399,279
Net proceeds from issuance of notes payable	148,372	381,271
Related party receivable	1,338,546	(3,016,442)
Related party payable	832,408	(745,985)
Proceeds from capital contributions	449,970	-

Net cash provided by financing activities	3,530,180	1,018,123

Net (decrease) increase in cash	(684,895)	688,347

Effect of exchange rate changes	4,504	5,337

Cash at beginning of period	1,084,204	1,619,559

Cash at end of period	$403,813	$2,313,243

See accompanying notes to the unaudited
condensed consolidated financial statements.

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation, Description of the Company, and Liquidity

The accompanying unaudited condensed consolidated financial statements of Sooner Holdings, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information pursuant to the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 8-K/A for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (SEC) on May 4, 2011. The results of operations for the three-month period ended March 31, 2011 are not necessarily indicative of the results for the year ended December 31, 2011 or any other interim period. The accompanying condensed consolidated financial statements include all wholly-owned subsidiaries and all entities over which the Company exercises the power to control and direct activities significantly impacting financial performance. All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 14, 2011, Sooner Holdings Inc., an Oklahoma corporation, entered into a Securities Exchange Agreement with R.C. Cunninghham II and R.C. Cunningham III (collectively, the “Control Shareholders”) and Chinese Weituo Technical Limited (Chinese Weituo), a BVI corporation and its shareholders, China Changsheng Investment Limited, a BVI company, China Longshan Investment Limited, a BVI company, High-Reputation Assets Management Longshan Limited, a BVI company, Joint Rise Investment Limited, a BVI company, and W-Link Investment Limited, a BVI company (collectively, the “Chinese Weituo Shareholders”), pursuant to which Sooner Holdings acquired 100% of the issued and outstanding capital stock of Chinese Weituo in exchange for the issuance of 19,200 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible to one thousand shares of common stock, $0.001, par value which will constitute approximately 96.0% of Sooner Holdings’ issued and outstanding common stock on an as converted basis and after giving effect to a proposed share consolidation. Subsequent to the completion of the Securities Exchange Agreement, Sooner Holdings intends to amend its articles to change its name and effect a 1-for-18.29069125 share consolidation.

The following unaudited combined condensed consolidated financial statements have been prepared to give effect to the merger of Chinese Weituo and Sooner Holdings Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Chinese Weitou is considered to be acquiring Sooner Holdings Inc. in the merger and Sooner Holdings Inc. does not meet the definition of a business in accordance with ASC Topic 805-10, Business Combinations, because Sooner Holdings Inc. had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to ASC Topic 805. Consequently, all of the assets and liabilities of Sooner Holdings Inc. have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles will be recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired. Stockholders’ equity and earnings per share of the Company will be retroactively restated to reflect the number of shares of common stock issued and outstanding retroactively as if the merger had taken place at the earliest period presented. The offset will be applied to additional paid in capital.

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation, Description of the Company, and Liquidity, continued

History of Sooner Holdings, Inc.

Sooner Holdings, Inc. (Sooner), an Oklahoma corporation, was formed in 1986 to enter the in-home soda fountain business. Sooner never developed this business into a national market. Subsequently, Sooner evolved into a multi-subsidiary holding company in diverse businesses. From 1993, when Sooner was restructured, until June 1998 Sooner sought acquisitions. In November 1987, Sooner acquired, through its subsidiary Charlie Business Park Incorporated, a business park from R.C. Cunningham II, Sooner’s then president and a director. In June 1998 Sooner acquired, through its subsidiary ND Acquisition Corp., the assets and certain liabilities of New Direction Centers of America, LLC and entered the minimum-security correctional business. In May 2000, Sooner purchased the rights to a new, Class 5, hardware and software computer-based platform that resembles the computer-based soft switch. We named it “Cadeum” and organized a wholly-owned subsidiary, Sooner Communications, Inc., through which we proposed to market Cadeum to telecommunications carriers.

Until the events described below, Sooner operated the three above-described businesses through three subsidiaries, ND Acquisition Corp., Charlie O Business Park Incorporated and Sooner Communications, Incorporated. These subsidiaries and a brief summary of their businesses are as follow:

ND Acquisition Corp. ND Acquisition Corp. (NDAC) owned and operated a minimum-security correctional facility for women offenders (Northgate) and a community sentencing facility for men (Eastgate). Both facilities were located in Oklahoma City, Oklahoma. In July 2003 we were notified that the NDAC property was included in an area marked for improvement by the Oklahoma Capital Development Authority. In November 2003 we sold this property to such Authority and exited the correctional facility line of business. Currently, NDAC remains inactive with no assets or liabilities, and we intend to dissolve NDAC later this year.

Charlie O Business Park Incorporated. Charlie O Business Park, Inc. (CO Park) operated a multi-unit rental property for business and industrial tenants located in Oklahoma City, Oklahoma. CO Park became an operating subsidiary upon its formation in November 1987 and we owned 100% of the subsidiary. During fiscal year 2002 we were notified by the Oklahoma Department of Transportation (ODOT) that the Business Park’s improved real property would be condemned as part of the re-working of Interstate Highway 40. In late July 2003 we settled with ODOT’s appraisers for $4,350,000 for the condemnation of the property. We searched for a replacement property to continue this line of business, but we found none. Currently, CO Park remains inactive with no assets or liabilities, and we intend to dissolve CO Park later this year.

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation, Description of the Company, and Liquidity, continued

History of Sooner Holdings, Inc., continued

Sooner Communications, Inc. On May 2, 2000 Sooner Communications (Communications) subsidiary purchased all the rights to a computer based platform called Cadeum. Cadeum was designed to host computer-based telephony products developed specifically for telecommunication providers. We planned to market these products on a wholesale level to telecommunication carriers. We completed beta testing the answering service section of Cadeum with a large Texas-based regional telecommunication provider. Due to certain interface issues, marketing of the answering service was suspended awaiting a resolution. We resolved these issues in the early second quarter of fiscal 2002, at which time marketing of the answering service was to resume. However, the Texas-based regional telecommunications provider did not resume marketing, due to problems inherent in the telecommunications industry. The Company considers this business to now be defunct with no operations. In preparation of and prior to the closing of the Securities Exchange Agreement, the Company sold all of its shares in Communications to R.C. Cunningham II, our former president and director, for $1.00.

Until we entered into the Securities Exchange Agreement, our business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.

History of Chinese Weituo

Chinese Weituo and Hong Kong Weituo Technical Limited (Hong Kong Weituo) were formed and capitalized solely for the purpose and with the intent of Shishi Feiying Plastic Co., Ltd (SFP) being involved in a reverse merger with a US public company.

Chinese Weituo was incorporated in the British Virgin Islands as a BVI Business Company on June 29, 2010. Under Chinese Weituo’s Memorandum of Association, it is authorized to issue up to 50,000 shares of one class of common stock with a par value of $1.00. As of the execution of the Securities Exchange Agreement, the Company owns 1,000 shares of Chinese Weituo representing all of the issued and outstanding shares of Chinese Weituo.

Hong Kong Weituo was incorporated in Hong Kong on July 16, 2010. Under its Memorandum of Association, the capital of Hong Kong Weituo is HK 10,000 divided into 10,000 shares at HK 1.00 each. On July 16, 2010, Chinese Weituo purchased founder shares in the amount of 100 shares for a consideration of HK 100, and remains as the sole shareholder of Hong Kong Weituo. Hong Kong Weituo was organized by Chinese Weituo to hold the shares of the Chinese subsidiary SFP.

SFP was registered in China as a wholly-foreign owned enterprise (WFOE) under Chinese law in December, 2003 and started producing PU leather in 2006. In January 2007, SFP acquired substantially all of the assets, excluding land use rights and buildings, from Shishi Changsheng Shoe Industry Co. Ltd., (Changsheng) a WFOE for $359,518. Changsheng has been manufacturing footwear since 1998. The entire consideration was paid upon the transfer of the assets and there were no further conditions or agreements as part of the transaction. Changsheng was owned and operated by Mr. Ang therefore the transaction was deemed to be a transfer of ownership between related parties.

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation, Description of the Company, and Liquidity, continued

History of Chinese Weituo, continued

SFP reorganized in November 2010 and is now 100% owned by Hong Kong Weituo. Through a trust agreement, Mr. Ang beneficially owns 86.5% of SFP and operates SFP through his role as Chairman of the Board of Directors and Chief Operating Officer.

These consolidated financial statements include the financial position and results of operations of Feiying Industrial Co., Ltd. (San Ming) (See note 3). San Ming is a China WFOE which is 100% owned by Mr. Ang, majority owner. San Ming was incorporated on July 20, 2010 for the purpose of building another factory for the production of PU leather.

As a result of business activities and the rapid growth undertaken in the last year, the Company has significantly increased short-term debt obligations. The Company also has significantly increased its accounts receivable. The Company believes with the collection of these current assets they will have sufficient cash from operations and access to other sources of funding to fund operations and continue the growth plans of the Company for the next 12 months. If the Company cannot fund its obligations from operating cash flows, they will be forced to seek additional equity or debt funding. The Company had a total credit line of approximately $24.2 million available under the accumulation of all the available short-term loan facilities as of March 31, 2011.

Business Description

Sooner Holdings, Inc. through our wholly owned subsidiary (SFP), operates two factories, one for the production of PU leather (PU leather factory) and one for the production of flip-flops and slippers (footwear factory). Both factories are strategically located in Fujian Province, the shoe manufacturing center in China. This puts the Company in close proximity to our target customers.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosure of contingent assets and liabilities. Significant estimates and assumptions are used for, but not limited to: (1) allowance for accounts receivable, (2) economic lives of property, plant, and equipment, (3) asset impairments, and (4) contingency reserves. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. In addition, any change in these estimates or their related assumptions could have an adverse effect on our operating results.

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Restricted Cash

Restricted cash represents cash that is held by the banks as collateral for notes payable. The banks have collateral requirements ranging from 20% to 100% of the outstanding notes payable.

Accounts Receivable

Accounts receivable are reported at net realizable value. Based upon factors pertaining to the credit risks of specific customers, historical trends, age of the receivable, and other information, management has determined that no allowance for doubtful accounts was necessary as of March 31, 2011 and December 31, 2010. Delinquent accounts are written off when it is determined that the amounts are uncollectible.

Concentration of Credit and Other Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, restricted cash, accounts receivable, and related party receivable. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through March 31, 2011. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the People’s Republic of China (PRC).

The Company does not require collateral or other security to support the accounts receivable or related party receivable. We are exposed to credit risk in the event of nonpayment by customers or related parties to the extent of amounts recorded on the balance sheet. Two distributors accounted for 53.91% of our accounts receivable balance as of March 31, 2011 and one distributor accounted for 59.61% of our accounts receivable balance as of December 31, 2010. One distributor accounted for 15.11% of our revenue in the three months ended March 31, 2011 and one distributor accounted for 26.24% of our revenues for the three months ended March 31, 2010.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economical, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency.

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash, restricted cash, related party receivable, and debt obligations. Related party receivable are reflected in the accompanying financial statements at historical cost, which approximates fair value due to the short-term nature of these instruments. Based on the borrowing rates currently available to the Company for loans and similar terms and average maturities, the fair value of debt obligations also approximates their carrying value due to the short-term nature of the instruments. While the Company believes its valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of our Company is the Renminbi (RMB) the official currency of the People’s Republic of China. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the three month periods ended March 31, 2011 and 2010. Currency translation adjustment results from translation to U.S. Dollars for financial reporting purposes are recorded in other comprehensive income as a component of stockholders' equity. Transactional gains and losses from sales outside the PRC are recorded when realized in other income (expense).

A summary of the conversion rates for the periods presented is as follows:

	March 31,
	2011	2010	December 31, 2010
Period end RMB: U.S. Dollar exchange rate	6.55010	6.81610	6.59100
Average RMB: U.S. Dollar exchange rate	6.57130	6.81930	6.75990

Revenue Recognition

Revenue is recognized when: (1) there is persuasive evidence of an arrangement; (2) customers have accepted receipt of the goods in accordance with the shipping terms; (3) the amount to be paid by the customer is fixed or determinable; and (4) collectability is reasonably assured.

The Company operates in two distinct business segments, its footwear business and its PU leather business. The footwear business segment manufactures PVC foam slippers for sale in China, Africa and the Middle East. Sales are recognized when the product is delivered and accepted by the customer, the sales price is determinable through invoice or sales contract, and collection is reasonably assured.

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Revenue Recognition, continued

The Company’s PU leather business segment manufactures synthetic leather for use by shoe manufactures within China. Distributors in China take sales orders from the shoe factories and fulfill the orders through PU leather manufacturers like the Company. In most cases the Company delivers the PU leather directly to the end customer, who tests and accepts the order. The Company is then paid by the distributor. In some cases deliver is made to the distributor, who tests and accepts the order and pays the Company directly. The Company does have some shoe manufactures who they sell to directly, in which case when the shoe manufacturer receives and accepts the order, they pay the Company directly. Sales are recognized when the product is delivered and accepted by the customer, the sales price is determinable through invoice or contract, and collection is reasonably assured.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $58,284 and $109,342 for the three month periods ended March 31, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. ASU 2010-09 became effective immediately upon issuance. The adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.

In January 2010, the FASB issued accounting standards update on fair value measurement and disclosures, adding new requirements for disclosures for Levels 1 and 2, separate disclosures and purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. This update was effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. Early adoption is permitted. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial position, results of operations, or cash flows.

In October 2009, the FASB issued ASU 2009-13. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit. Specifically, this guidance amends the criteria in the “Revenue Recognition - Multiple-Element Arrangements” subtopic of the Codification for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with the option to provide retrospective presentation for prior years. Early adoption is permitted. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

3.	Consolidation of Variable Interest Entity

San Ming has been determined to be a variable interest entity (VIE) in which the Company holds a significant variable interest and is the primary beneficiary due to the relationship with Mr. Ang and Hong Kong Weituo. Accordingly, the financial position and results of operations have been combined with the Company’s financial statements as of March 31, 2011 and December 31, 2010 in accordance with ASC Subtopic 810-10, Combined Financial Statements. San Ming is in the process of building a new plant facility and has not incurred any significant expenses.

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Consolidation of Variable Interest Entity, continued

The components of San Ming’s balance sheet are as follows:

March 31,
2011
Cash	$192,292
Deposits for construction in progress	13,343,084
Construction in progress	1,955,478
Land use rights	902,276
Tax receivable	92,778
Accounts payable	3,917
Intercompany payable	5,710,229
Other payable	6,194,279
Owner’s capital	4,565,534
Retained earnings (deficit)	(13,441)
Accumulated other comprehensive income	25,391

4.	Stockholders' Equity

Reverse Merger

These unaudited condensed consolidated financial statements have been prepared to give effect to the merger of Sooner Holdings, Inc. and Chinese Weituo as a reverse acquisition and a recapitalization; therefore, Chinese Weituo, its wholly owned entities, and the consolidated VIE will be deemed to be the acquiring company for accounting purposes. Stockholders' equity and earnings per share of the Company will be retroactively restated to reflect the number of shares of preferred and common stock issued and outstanding retroactively as if the merger had taken place at the earliest period presented. The offset will be applied to additional paid in capital.

Earnings per share

Basic and diluted net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period which includes the effect of the 1-for-18.29069125 reverse stock split stipulated in the Security Exchange Agreement and the automatic conversion of the 19,200 Series A preferred shares into common stock at a 1-for-1,000 conversion rate.

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows:

	Three months ended March 31,

	2011	2010

Net income	$952,588	$581,404

Denominator

Common shares issued and outstanding	14,632,553	14,632,553

Effect of reverse stock split	(13,832,553)	(13,832,553)

Conversion of Series A preferred stock	19,200,000	19,200,000

Weighted average common stock outstanding	20,000,000	20,000,000

5.	Related Party Receivable

The components of the Company’s related party receivable as of March 31, 2011 and December 31, 2010 consists of amounts due from employees, and from one company Mr. Ang also owns. Money is borrowed and repaid on an ongoing basis, thus, there has never been a formal note or any interest paid from or to any of these parties (see Note 11).

	March 31,	December 31,
	2011	2010
Fujian Feiying Plastic Co., Ltd.	$-	$1,271,431
Other–employees	-	63,114
	$-	$1,334,545

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Inventories

The components of the Company’s inventories are as follows:

	March 31,	December 31,
	2011	2010
Raw materials	$2,403,756	$2,087,233
Work in process	2,901,748	2,788,210
Finished goods	1,654,016	2,092,596
Total inventories	$6,959,520	$6,968,039

7.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	March 31,	December 31,
	2011	2010
Machinery and equipment	$6,367,453	$5,208,163
Office equipment	48,507	63,978
Transportation equipment	81,419	79,228
Buildings and improvements	6,179,919	6,141,571
	12,677,298	11,492,940
Less accumulated depreciation	(1,911,391)	(1,773,860)
	10,765,907	9,719,080
Construction in progress and construction material	1,955,478	1,870,844
Total plant and equipment, net	$12,721,385	$11,589,924

Depreciation expense related to property and equipment was $126,048 and $118,577 for the three month periods ended March 31, 2011 and 2010, respectively.

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated
	Remaining	March 31,	December 31,
	Life	2011	2010
Land use rights–Shishi Feiying	42 years	$285,492	$283,720
Land use rights–Shishi Feiying	32 years	771,054	766,269
Land use rights–San Ming	49 years	916,015	910,332
		1,972,561	1,960,321
Less accumulated amortization		(178,529)	(166,825)
Total land use rights, net		$1,794,032	$1,793,496

Amortization expense related to land use rights was $10,627 and $5,842 for the three month periods ended March 31, 2011 and 2010, respectively.

Amortization of land use rights attributable to future periods is as follows:

Period ending March 31:
2011	$42,647
2012	42,647
2013	42,647
2014	42,647
2015	42,647
Thereafter	1,580,797
$1,794,032

9.	Short-Term Loans and Notes Payable

The components of the Company’s short-term loans and notes payable are as follows:

	March 31,	December 31,
	2011	2010
Short-term loans:
Loans due to financial institutions	$12,144,852	$11,310,878
Notes payable:
Loans due to financial institutions	425,948	275,376
Total short-term loans and notes payable	$12,570,800	$11,586,254

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Short-Term Loans and Notes Payable, continued

All short-term loans are due within one year and have interest rates ranging from 4.78% to 5.81% and 4.78% to 5.84% during 2011 and 2010, respectively. As of March 31, 2011, all of the loans are secured by guarantors. As of March 31, 2011, the Company had a total credit line of approximately $24.2 million available under the accumulation of all the available short-term loan facilities.

Notes payable are due to financial institutions with maturity dates of less than one year. All have interest rates ranging between 5.56% to 6.97% and 5.00% to 6.13% during quarter ended March 31, 2011 and December 31, 2010, respectively. The notes payable are not secured, but do require cash to be held in reserve of 20% to 100% of the total outstanding notes payable. Restricted cash related to these notes payable was $212,974 and $137,688 at March 31, 2011 and December 31, 2010, respectively.

10.	Commitments and Contingencies

Third Party Guarantees

The Company entered into agreements as debt guarantor for one party. The guaranteed amount is approximately $6,651,807 and $5,850,750 as of March 31, 2011 and December 31, 2010, respectively.

Other parties also acted as a debt guarantor for the Company. As of March 31, 2011, the Company’s loans guaranteed by other parties are approximately $12,144,852. The Company has not historically incurred any losses due to such debt guarantees. Additionally, the Company has determined that the fair value of the guarantees is immaterial.

11.	Related Party Payable

The components of the Company’s payable to related parties consist of following:

	March 31,	December 31,
	2011	2010
Fujiang Feiying Plastic Co., Ltd	$96,945	$-
Other–employees	938,154	198,756
	$1,035,099	$198,756

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.	Related Party Transactions

Changsheng is 100% owned by Mr. Ang. Changsheng holds the land use rights for the land under the footwear factory. The Company pays Changsheng rent under a four-year agreement, which expires on December 31, 2011. For the three month periods ended March 31, 2011 and 2010, the Company had rental expense of approximately $36,000 and $34,000, respectively, in accordance with the rental agreement.

At March 31, 2011 and December 31, 2010, the Company had a receivable from Fujian Feiying Plastic Co., Ltd. (FFP) of $0 and $1,271,431, respectively. The Company also had a payable to FFP of $96,945 and $0 at March 31, 2011 and December 31, 2010, respectively. FFP is a China WFOE 100% owned by Mr. Ang, SFP’s majority owner. FFP was incorporated on June 24, 2008 for the purpose of building a second factory for the production of PU leather in Fujian. Cash is being transferred between the two companies for cash flow purposes without a formal note or interest payments on the amounts loaned. The construction of the new plant has not started yet while FFP secures the land use rights from the Chinese government. On January 17, 2011, FFP, Mr. Ang, and Hong Kong Weituo entered into a call option agreement (FFP Agreement) whereby Hong Kong Weituo has the right to purchase FFP from Mr. Ang for 90% of the net tangible asset value of FFP. The net tangible asset value will be determined by an independent third-party appraiser. The FFP Agreement will expire January 17, 2012. In consideration of the FFP Agreement, Hong Kong Weituo paid Mr. Ang $152,000. The consideration will be applied towards the purchase price if the FFP Agreement is exercised. The FFP Agreement also stipulates that FFP and SFP are separate entities and that there are not any guarantees or commitments for the Company to perform or be liable for any of the debts or commitments of FFP or Mr. Ang as the owner of FFP. FFP is currently inactive while FFP acquires the necessary land lease contracts to operate a PU leather factory. The FFP agreement is silent as to the treatment of the consideration if the option is not exercised.

San Ming is a China WFOE 100%, owned by Mr. Ang, SFP’s majority owner. San Ming was incorporated on July 20, 2010 for the purpose of building a third factory for the production of PU leather in San Ming city. Construction on the new plant facility began in June 2010. On January 17, 2011, Hong Kong Weituo, Mr. Ang, and San Ming entered into a call option agreement (San Ming Agreement) whereby Hong Kong Weituo has the right to purchase San Ming from Mr. Ang for 90% of the net tangible asset value of San Ming. The net tangible asset value will be determined by an independent third-party appraiser. The San Ming Agreement will expire January 17, 2014. The San Ming Agreement stipulates that San Ming and SFP are separate entities and that there are not any guarantees or commitments for SFP to perform or be liable for any of the debts or commitments of San Ming or Mr. Ang as the owner of San Ming.

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.	Income Taxes

SFP is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC concerning wholly foreign owned enterprises (WFOE) and local income tax laws (the PRC Income Tax Law). Pursuant to the PRC Income Tax Law, the Company is subject to tax at a statutory rate of 25% and 12.5% for the three month periods ended March 31, 2011 and 2010, respectively.

Income before provision of income taxes:

	March 31,
	2011	2010
U.S. Operations	$-	$-
China Operations	1,300,719	664,462
Total	$1,300,719	$664,462

The provision for income taxes includes:

	Three Months Ended
	March 31,
	2011	2010
Current:
Chinese Operations	$348,131	$83,058
Income tax provision	$348,131	$83,058

14.	Segment Reporting

The Company operates in two reportable segments: the PU leather segment and the footwear segment. In the PU leather segment, the Company manufactures synthetic polyurethane leather. In the footwear segment, the Company manufactures flip-flops and slippers. Our revenues arise from the sale of PU leather and footwear.

Revenue information shown by geographic region is as follows:

	March 31,
	2011	2010
China	$6,120,197	$3,017,259
Middle East	511,038	534,889
Africa	578,595	606,967
	$7,209,830	$4,159,115

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.	Segment Reporting, continued

Revenues are attributed to countries based on location of end customers.

Information on reportable segments for the three month periods ended March 31, 2011 and 2010 is as follows:

	March 31,
	2011	2010
Net sales:
PU leather	$6,120,198	$2,894,601
Footwear	1,089,633	1,264,514
Total	7,209,831	4,159,115
Cost of revenues:
PU leather	4,499,806	2,053,100
Footwear	1,033,008	1,107,420
Total	5,532,814	3,160,520
Operating expenses:
Unallocated	225,362	229,246
Income from operations	$1,451,655	$769,349

	March 31,	December 31,
	2011	2010
Plant and equipment, net:
PU leather	$12,348,534	$11,141,599
Footwear	372,851	448,325
Total identifiable assets	$12,721,385	$11,589,924

15.	Subsequent Events

The Company has evaluated all events occurring subsequent to March 31, 2011; nothing has occurred outside the normal course of business operations that requires additional disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also Risk Factors contained in our amended current report on Form 8-K/A filed on May 3, 2011 and subsequent Securities and Exchange Commission (“SEC”)  filings.

Overview

On February 14, 2011, we entered into a Securities Exchange Agreement with R.C. Cunninghham II and R.C. Cunningham III and Chinese Weituo Technical Limited (Chinese Weituo), a BVI corporation and its shareholders, China Changsheng Investment Limited, a BVI company, China Longshan Investment Limited, a BVI company, High-Reputation Assets Management Longshan Limited, a BVI company, Joint Rise Investment Limited, a BVI company, and W-Link Investment Limited, a BVI company, pursuant to which we acquired 100% of the issued and outstanding capital stock of Chinese Weituo in exchange for the issuance of 19,200 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock is convertible to one thousand shares of common stock, $0.001, par value which will constitute approximately 96.0% of Sooner Holdings’ issued and outstanding common stock on an as converted basis and after giving effect to a proposed share consolidation. Subsequent to the completion of the Securities Exchange Agreement, we intend to amend our articles to change our name and effect a 1-for-18.29069125 share consolidation.

In connection with the reverse acquisition of Chinese Weituo and its subsidiaries, we have adopted the business and operations of Chinese Weituo.

Through our operating company Shishi Feiying Plastic Co., Ltd. (“SFP”), we manufacture synthetic polyurethane leather (“PU leather”) for the shoe industry in Fujian Province, China. Our primary business is the design, manufacturing and sale of PU leather for the shoe manufacturing industry in China.  PU leather design can take two forms; formula design, which can produce PU leather with different physical features like high peel strength, water repellency, or tear strength; and pattern design, which includes different colors, roughness of material and possibly patterns on the material.  In addition, we manufacture flip-flops and slippers (footwear) for sale in China and abroad.

Our PU leather production facilities are strategically located in Fujian Province, which puts us in close proximity to our target customers. Currently, all of our PU leather is used in the manufacture of shoes; however, we believe we can easily extend our services to other PU leather industries like furniture, footballs, basketballs and other sporting equipment and, clothes and suitcases, to name a few.  As such, we plan to increase our PU leather production capacity and expand our sales to other industries.  Towards this goal, our growth strategy includes expansion projects to build a new PU leather factory in the DaTian technology park in Fujian province, China where many of our customers are located.

Mr. Ang Kan Han is our chairman of the board, president and largest shareholder.  Mr. Ang is also known as “Hong Jiang Han” which is Mr. Ang’s Mandarin name spelled in English.  As discussed, we intend to a build a new PU leather factory.  Mr. Ang incorporated Feiying Industrial Co., Ltd. (San Ming) a wholly-foreign owned enterprises (WFOE) in the PRC, to build the PU leather factory in the DaTain technology park in Fujian province.  Construction on the San Ming facility in DaTian city began in June 2010.  There are three phases for the new PU leather factory.  Phase 1 is still under way and consists of construction of the actual facilities that will house the production center and the purchases and installation of 3 wet process production lines, 2 dry process production lines and installation of recycling equipment to recapture and recycle chemicals used in the production process. Phase 1 is scheduled to be completed June 2011 with an estimated total cost of $13.12 to $15.13 million.  Phase 1 is currently on schedule and but cost to date of approximately $16 million has exceeded the proposed budget.  Phase 2 will begin in approximately the 4th quarter of 2011 but timing is somewhat dependent on PU leather demand and the availability of capital resources.  Phase 2 will consist of the expansion from 3 wet processing lines to 9 wet processing lines, from 2 dry process lines to 7 dry processing lines, and the addition of a resin plant and 5 base-cloth production lines.  Phase 2 is estimated cost between $15 and $23 million. We intend to fund phase 2 from the sale of equity instruments and bank financing.  After the construction of Phase 2, San Ming will decide how it wishes to proceed on Phase 3. Phase 3 consists of installing new wet and dry processing lines to manufacture super-fiber PU leather, and the ability to produce PU leather for other industries at high capacity.

To facilitate the building of the PU leather factory, we have from time to time advanced funds to San Ming.  Further, we have entered into a call option agreement with Mr. Ang to allow us to purchase the factory being built by San Ming at 90% of the net tangible asset value when it is completed.  Because Mr. Ang is our president and chairman of the board, we have the power to direct the activities of San Ming.  We have also determined that San Ming currently has not been adequately capitalized to carry out its principal operating activities, which is to build a PU leather factory. It is currently the Company’s intention to exercise the call option agreement when phase 1 of the construction is completed, which would make San Ming our wholly owned subsidiary. We anticipate phase 1 to be completed in June, 2011.

Currently, from an accounting perspective, we have determined that San Ming is a variable interest entity (VIE) because of its insufficient capital to carry out its principal operating activity (the construction of a PU leather factory), and that we are the primary beneficiary.  Accordingly, we will consolidate the financial position of San Ming in our financial statements for the year ended December 31, 2010. We will continue to reassess San Ming’s status as a VIE including any potential change in VIE status.

Short-Term Strategic Plan.

Subject to the availability of funds for the remainder of the fiscal year we intend to maintain our present product structure and to develop our proposed new PU leather plant through San Ming.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of results of operations and financial condition are based upon our financial statements.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require management to make certain estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes.  See Note 2 to our financial statements, “Summary of Significant Accounting Policies.”  We believe that the following paragraphs reflect our most critical accounting policies that currently affect our financial condition and results of operations.

Inventories.   Inventories consisting of finished goods, materials on hand, packaging materials and raw materials are stated at the lower of cost or market value.  The value of finished goods is comprised of direct materials, direct labor and an appropriate proportion of overhead.  Cost is determined using the first-in-first-out (FIFO) method.  We continually evaluate the composition of our inventories assessing the turnover of our products.  Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolescence and are charged to cost of revenues.

Land Use Rights.   Under PRC law, all land in the PRC is owned by the government and cannot be sold to an individual or company.  The government grants individuals and companies the right to use parcels of land for specified periods of time.  These land use rights are sometimes referred to informally as “ownership.”  Land use rights are stated at cost less accumulated amortization. Amortization is provided over the term of the land use rights, using the straight-line method.

Plant and Equipment.   Plant and equipment are carried at cost less accumulated depreciation.  Depreciation is provided over the assets’ estimated useful lives using the straight-line method.  The estimated useful lives as follows:

Estimated
Useful Life
Machinery and Equipment	10-20 years
Building and improvements	30-40 years
Transportation Equipment	5 years
Office equipment	5 years

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the account and any gain or loss is included in the statement of operations for that period.  The cost of maintenance and repairs is charged to income as incurred, whereas material renewals and betterments are capitalized.

Accounting for the Impairment of Long-Lived Assets.   The long-lived assets held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  It is possible that these assets could become impaired as a result of technology or other industry changes.  The recoverability value of an asset to be held and used is determined by comparing the carrying amount of such asset against the future net undiscounted cash flows to be generated by the asset.  Our principal long-lived assets are our property, plant and equipment assets.

We must make various assumptions and estimates regarding estimated future cash flows and other factors in determining the fair values of the respective assets.  We use set criteria that are reviewed and approved by various levels of management, and estimate the fair value of our reporting units by using undiscounted cash flow analyses.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges for the underlying assets at such time.  Any such resulting impairment charges could be material to our results of operations.

If the value of such an asset is determined to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or the fair value, less disposition costs.

Competitive pricing pressure and changes in interest rates could materially and adversely affect our estimates of future net cash flows to be generated by our long-lived assets, and thus could result in future impairment losses.

Revenue Recognition.

The Company operates two distinct business segments, its footwear business and its PU leather business.  The footwear business segment manufactures PVC foam slippers for sale in China, Africa and the Middle East. Sales of the Company’s PVC foam slippers to consumers in Africa and the Middle East are through our sole distributor, Ransford Limited, and sales to China are to our sole long time customer. Sales are recognized when the product is delivered and accepted by the customer, the sales price is determinable through invoice or sales contract, and collection is reasonably assured.

The Company’s PU leather business segment manufactures synthetic leather for use by shoe manufactures within China.  Distributors in China take sales orders from the shoe factories and fulfill the orders through PU leather manufacturers like the Company.  In most cases the Company delivers the PU leather directly to the end customer, who tests and accepts the order, the Company is then paid by the distributor.  In some cases deliver is made to the distributor, who tests and accepts the order and pays the Company directly.  In this case the Company usually does not know the identity of the shoe manufacturer.  The Company does have some shoe manufactures who they sell to directly, in which case when the shoe manufacturer receives and accepts the order, they pay the Company directly.  In the normal course of business the Company extends 150-day payment terms to its distributors. Sales are recognized when the product is delivered and accepted by the customer, the sales price is determinable through invoice or contract, and collection is reasonably assured.

Tax Treatment of our Subsidiaries

Under the current PRC laws, SFP is subject to the Enterprise Income Tax (“EIT”) and the Value Added Tax (“VAT”).  SFP is currently subject to an EIT rate of 25%.  In addition, the EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement.  SFP is considered FIEs and are directly held by our subsidiary in Hong Kong.  According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax.  We expect that such 5% withholding tax will apply to dividends paid to HK Weituo by SFP, but this treatment will depend on our status as a non-resident enterprise.

Pursuant to the Provisional Regulation of China on VAT and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay VAT, at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne.

Factors Affecting our Results of Operations

Our operating results are affected by some of the following factors

•	Demand for Our PU Leather Products. We expect the market demand for our PU leather products will increase along with the growth of the shoe manufacturing industry in China.

•
Perceptions of Product Quality. We believe that the athletic shoe manufacturers are highly competitive and they are looking at quality to set themselves apart from other manufacturers. Accordingly, we believe our reputation for quality and leadership position in our PU leather products allow our products to command a higher average selling price and generate higher gross margins than our competitors.

•	Strong Cost Control. We produce our own raw materials for the production of PU leather. In addition, we recover and reuse our waste manufacturing materials.

•
Research and Development.  We will continue to commit resources for research and development in order to improve our manufacturing process and develop new formulas to improve the quality of our PU leather.  In particular, our efforts will focus on (1) developing more advanced technologies to increase our productivity and efficiency in the manufacturing process and reduce cost of production; (2) developing and refining our proprietary manufacturing process for the resins used in our manufacturing process as well as methods of recycling our used manufacturing remains to cut costs and preserve the environment; and (3) enhancing our product quality to satisfy stringent manufacturing requirements and to keep abreast of rapidly changing industry standards and evolving market trends.

•	Upgrade on technology. We will continue to upgrade and refurbish our machinery so that we can stay ahead of the technology curve with the most efficient use of capital investment.

•
New manufacturing facilities.  We intend to increase our production to meet current and future demand by building new a manufacturing facility in DaTian city, Fujian Province.  We have recently entered into a call option agreement with Feiying Industrial Co., Ltd. (San Ming) to purchase 100% interest in San Ming.

Results of Operations

Comparison of three months ended March 31, 2011 and 2010

The following table sets forth certain information regarding our results of operation.

	Three Months Ended March 31
	2011	As % of Revenues	2010	As % of Revenues
Statements of Operations Data
Revenues	$7,209,831	100%	$4,159,115	100%
Cost of Revenues	5,532,814	77%	3,160,520	76%
Gross Profit	1,677,017	23%	998,595	24%
Operating Expenses
Selling	85,400	1%	120,169	3%
General and administrative	139,962	2%	109,077	3%
Total operating expenses	225,362	3%	229,246	6%
Income from operation	1,451,655	20%	769,349	18%
Total Other income (expense), net	(150,936)	(2%)	(104,887)	(3%)
Income before provision for income taxes, net	1,300,719	18%	664,462	16%
Provision for income taxes	348,131	5%	83,058	2%
Net income	952,588	13%	581,404	14%

Revenues

Revenues were $7,209,831 and $4,159,115 for the three months ended March 31, 2011 and 2010 respectively. Revenues increased by $3,050,716, or 73.35% for the three months ended March 31, 2011, compared to the same period in 2010. Revenues for PU leather and footwear were $6,120,197 and $1,089,633 respectively for the three months ended March 31, 2011, compared to $2,894,601 and $1,264,514, respectively for the three months ended March 31, 2010.

The increase in revenue for our PU leather business was due to a substantial increase in orders from existing distributors. In addition, according to our distributors, the market for PU leather in China has increased since second half year of 2010. Sales from our footwear segment were materially unchanged as we continued to produce our private label “WinTop” flip-flop. Historically, a majority of our footwear sales are to Ransford Limited who sells our footwear products in Africa and the Middle East. Ransford accounted for 100% and 86.32% of our footwear sales for the three months ended March 31, 2011 and 2010, respectively.

Cost of Revenues

Cost of revenue includes our costs of raw materials and salaries of workers.  Cost of revenue was $5,532,814 and $3,160,520 for the three months ended March 31, 2011 and 2010, respectively.  Cost of revenue for the three months ended March 31, 2011 increased by $2,372,294, or by 75.06%, compared to the same period in 2010.  The increase in cost of revenue was primarily attributable to the increase in the purchase of raw materials due to the increase in sales.  Stated as a percentage of revenues, cost of revenue for the three months ended March 31, 2011, was 77% and for the corresponding period of 2010 was 76%.   The cost of revenue for PU leather and footwear was $4,499,806 and $1,033,008 for the three months ended March 31, 2011 respectively, and $2,053,100 and $1,107,420 for the same period in 2010  Resins and base-cloth represents 80% of the cost of revenues for PU leather. PVC resins, other chemical materials, and labor cost represents 80% of the cost of revenues for footwear. Our ability to control that cost by producing our own resins has contributed to the stability in our cost of revenues as a percent of sales.  As part of phase 2 of the San Ming construction project, we will also produce our own base-cloth.

Gross Margin

Gross margin was $1,677,017 and $998,595 for the three months ended March 31, 2011 and 2010, respectively. Gross margin for the three months ended March 31, 2011 increased by $678,422 or by 67.94% compared to the same period in 2010. Increase of gross margin was mainly due to the increased sales of PU leather.

Operating Expenses

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses.  General and administrative expenses were $139,962 and $109,077 for the three months ended March 31, 2011and 2010, respectively. General and administrative expenses decreased as a percentage of revenue from 3% for three months ended March 312011 to 2% for the same period in 2010.  This is primarily due to the Company’s efforts to control overall expenses, but specifically office, travel and entertainment expenses.

Selling Expenses.  Sales and marketing expenses include delivery, freight and expenses to move products.  Sales and marketing expenses were $85,400 and $120,169 for the three months ended March 31, 2011and 2010 respectively.  As a percentage of revenues, selling expense decreased from 3% to 1% for the three months ended March 31, 2010 compared to the same period in 2011.  Selling expense is generally a variable cost for the Company and we expect it to remain fairly consistent, but it is dependent on fuel and other delivery prices.  We try to find more affordable means to ship and have goods delivered, especially in our footwear business segment where a significant portion of our sales are to Africa and the Middle East.

Other Income (Expense).   Net other expense was ($150,936) and ($104,887) for the three months ended March 31, 2011and 2010 respectively.  The increase in other expense was primarily attributable to an increase in interest expense due to the increase of bank borrowings.  The Company continually shops various banking facilities to keep interest rates as low as possible.  There is a general increase in interest rates as the PRC has increased rates to fight inflation.

Income Tax Provision

Income tax provision was $348,131 and $83,058 for the three months ended March 31, 2011 and 2010, respectively. Income tax provision for the three months ended March 31, 2011 increased by $265,073 or by 319.14% compared to the same period in 2010 because in 2011 the Company will no longer enjoy the preferential income tax rate of 12.5% in 2010 and will pay the normal income tax rate of 25% in 2011.

Net Income

Net Income was $952,588 and $581,404 for the three months ended March 31, 2011 and 2010 respectively. Net Income for the three months ended March 31, 2011 increased by $371,184 or by 63.84% compared to the same period in 2010 because of an increase of PU leather sales.

LIQUIDITY AND CAPITAL RESOURCES

We had retained earnings of $11,559,855 and $10,607,267, as of March 31, 2011 and December 31, 2010, respectively.  As of March 31, 2011, we had cash and restricted cash of $616,787 and total current assets of $14,422,074.  We have historically financed our operations with cash flows generated from operations, as well as through loans from related parties and borrowing of short-term bank loans. As of March 31, 2011, we had accounts receivable of $5,112,034, representing 35.45% of our total current assets, compared to $6,171,639, representing 37.98% of total current assets as of December 31, 2010.  Our accounts receivable at March 31, 2011 decreased from December 31, 2010 primarily due to the collection from Yuanfeng. During three months as of March 31, 2011, Yuanfeng has paid approximately 43.99% of its balance outstanding at March 31, 2011.

           Total liabilities as of March 31, 2011 were $20,007,150 compared to total liabilities of $16,972,369 as of December 31, 2010.  This increase is attributable to primarily to an increase in short-term loans and related party payables.  As of March 31, 2011, we had a negative working capital of $5,585,076 and a negative working capital of $720,971 as of December 31, 2010; however, we are gradually collecting our accounts receivable.  Therefore, we believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing operations for one year.

However, even if our cash reserves are sufficient to sustain operations, we must borrow and/or raise additional capital by the sale of our securities in order to implement our strategic growth plans which include the construction of our San Ming PU leather factory.  Estimated total cost for Phase 1 is approximately from $13.12 million to $15.13 million which includes $6.07 million for civil engineering facilities including infrastructural facilities, such as factory building and roads; $6.07 million for machinery including three wet process production lines, two dry process production lines and one set of recycling equipment; and $3.04 million for working capital for our normal production and operation. As of March 2011, the cost associated with the construction of phase 1 at San Ming was approximately $16 million of which SFP funded approximately $11 million. In addition, in connection with Phase 2, San Ming spent $1 million to prepare the land for construction and to order equipment, which SFP funded.

We have had preliminary discussions for additional investments by prospective investors but we have no funding commitments in place at this time and we can give no assurance that such capital will be available on favorable terms, or at all.  Even if we are successful in raising additional funds, there is no assurance regarding the terms of any additional investment and any such investment or other strategic alternative would likely substantially dilute or eliminate the interests of our shareholders.

Below is a summary of our cash flow:

Net Cash Provided by Operating Activities.   For the three months ended March 31, 2011, net cash provided by operating activities was $2,242,223 compared to net cash used in operating activities of ($301,046) for the three months ended March 31, 2010.  The increase in net cash used in operating activities for the three months ended March 31, 2011 is primarily related to collection of accounts receivable.

Net Cash Used in Investing Activities.   For the three months ended March 31, 2011, net cash used in investing activities was ($6,457,298) compared to net cash used in investing activities of ($28,730) for the three months ended March 31, 2010.  The increase in net cash used in investing activities for the three months ended March 31, 2011 primarily related to purchases of plant and equipment and prepayment for construction in progress related to San Ming, Phase 1.

Net Cash Provided by Financing Activities.   For the three months ended March 31, 2011, net cash provided by financing activities was $3,530,180 compared to net cash provided by financing activities of $1,018,123 for the three months ended March 31, 2010.  The net cash provided by financing activities consisted primarily of net proceeds from short-term borrowings and related party arrangements and capital contributions.

Loan Facilities

           In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans with Chinese banks are for a period of twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs.  During the three months ended March 31, 2011, we borrowed approximately $4.57 million from two banks for working capital needs and repaid approximately $3.81 million. All of our bank borrowings are secured by our land buildings and/or guaranteed by third parties. As of March 31, 2011, the Company and its subsidiaries have the following loan facilities with the following terms:

Lender	Borrower	Secured	Duration	Credit Limit	Outstanding as of 3/31/11	Interest Rate
Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by land and building of Shishi Changsheng, a company owned by Mr. Ang, our chairman, president and largest shareholder	11/24/10 - 11/16/11	$763,347	$725,180	5.56%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by land and building of Shishi Longshan Plastic Co, a company owned by Mr. Ang, our chairman, president and largest shareholder	11/19/10 – 11/15/11	$732,813	$732,813	5.56%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by our land and building	12/14/10 – 11/28/11	$1,221,355	$1,068,686	5.56%

Industrial and Commercial Bank of China Shishi Branch*	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	12/23/10 – 5/10/11	$4,580,083	$458,009	5.10%

China Construction Bank Shishi Branch*	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	9/16/10 – 9/16/11	$5,038,091	$3,053,388	4.78%

China Construction Bank Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by our land and building	1/4/11 – 1/4/12	$5,343,430	$1,526,694	5.56%

Industrial Bank Co., Ltd. Shishi Branch*	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	10/19/10- 10/18/11	$1,526,694	$1,526,694	5.31%

Shanghai Pudong Development Bank Quanzhou Branch*	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	1/27/11- 1/27/12	$5,038,091	$3,053,388	6.97%
Total				$24,243,904	$12,144,852

*	Indicates loans guaranteed by Shishi Lixiang Food Co., Ltd. at March 31, 2011. Total guarantee amount by Shishi Lixiang Food Co., Ltd. to the SFP’s benefit is $16,182,959.

Off-Balance Sheet Arrangements

           Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•	Any obligation under certain guarantee contracts;

•	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•
Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

•
Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

In China, because the bank lending system is still relatively new, it is common practice for companies to enter into cross-guarantee arrangements in order to secure line of credits with banks.  SFP has entered into such an arrangement with Shishi Lixiang Food Co,. Ltd., also known as Nixian Food, Ltd. (“SLF”) in which we guarantee their performance on certain loans, and vice versa. SLF is not a related party and we do not consolidate SLF into our financial statements.  As of March 31, 2011, we guarantee the following loan facilities for SLF benefit:

Lender	Interest Rate	Duration	Credit Limit	loan for SLF
China Construction Bank Shishi Branch	5.56%	8/10/10 – 8/10/11	$6,717,455	$4,412,146
Industrial Bank Co., Ltd. Shishi Branch	5.31%	8/10/10 – 8/10/11	$2,137,372	$1,476,313
Shanghai Pudong Development Bank Quanzhou Branch	6.97%	1/27/11-1/27/12	$2,137,372	$763,347
Total			$10,992,199	$6,651,807

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because we are a smaller reporting company, this Item 3 is not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

           Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In connection with the reverse acquisition of Chinese Weitou, we have engaged more experienced accounting personnel and have hired a new independent accounting firm and law firm to assist us with our Exchange Act filings. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls Over Financial Reporting

           There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances.  We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 1A. Risk Factors

Because we are a smaller reporting company, this Item 1A is not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1
Securities Exchange Agreement dated February 14, 2011 by and among Sooner Holdings, Inc., an Oklahoma corporation; certain shareholders of Sooner; Chinese Weituo Technical Limited and the shareholders of Chinese Weituo(2)

3.1	Certificate of Incorporation, as amended(1)

3.2	Certificate of Designations, Preferences, and Rights of Convertible Series A Preferred Stock(2)

3.3	Bylaws(1)

10.1	Land Plot Transfer Agreement with Respect to Fujian Longshan Electronics Co., Ltd., dated October 10, 2003(2)

10.2	Trademark License Contract by and between the Company and Shishi Changsheng Shoes Industry Co., Ltd., dated December 21, 2007(2)

10.3	Premises Lease Contract by and between the Company and Shishi Changsheng Shoes Industrial Co., Ltd., dated December 25, 2007(2)

10.4	Premises Lease Agreement by and between the Company and Fujian Shishi Rural Cooperative Bank, dated February 15, 2008(2)

10.5	Premises Lease Agreement by and between the Company and Fujian Shishi Rural Cooperative Bank, dated April 24, 2008(2)

10.6	Premises Lease Contract by and between the Company and Shishi Fengyuansheng Weaving Co., Ltd(2)

10.7	Working Capital Borrowing Contract No. 524 by and between Industrial and Commercial Bank of China and Shishi Feiying Plastic Co., Ltd., dated November 24, 2010(3)

10.8	Working Capital Borrowing Contract No. 522 by and between Industrial and Commercial Bank of China and Shishi Feiying Plastic Co., Ltd., dated November 19, 2010(3)

10.9	Working Capital Borrowing Contract No. 546 by and between Industrial and Commercial Bank of China and Shishi Feiying Plastic Co., Ltd., dated December 14, 2010(3)

10.10	RMB Borrowing Contract No. 173 by and between the Company and China Construction Bank Shishi Branch, dated September 16, 2010(3)

10.11	RMB Borrowing Contract No. 12 by and between the Company and China Construction Bank Shishi Branch, dated January 4, 2011(3)

10.12	RMB Borrowing Contract No. ORDER355SS1000015 by and between the Company and Industrial and Commercial Bank of China Shishi Branch, dated December 23, 2010(3)

10.13	RMB Borrowing Contract No. 152010026543 by and between the Company and Industrial bank Co., Ltd. Shishi Branch, dated October 19, 2010(3)

10.14	Maximum Guarantee Contract No. 47 by and between Shishi Feiying Plastic Co., Ltd. and China Construction Bank Shishi Branch, dated August 10, 2010(3)

10.15	Maximum Guarantee Contract No. 152010026118 by and between Shishi Feiying Plastic Co., Ltd. and Industrial bank Co., Ltd. Shishi Branch, dated August 10, 2010(3)

10.16	Cooperation Agreement by and between Shishi Feiying Plastic Co., Ltd. and Jinjiang Yuan Feng Shoes Trading Co., Ltd. dated January 10, 2011(3)

10.17	Call Option Agreement between HongKong Weituo Technical Limited and Hong Jiang Han and Fujian Feiying Plastic Co., Ltd. (2)

10.18	Call Option Agreement between HongKong Weituo Technical Limited and Hong Jiang Han and Feiying Industrial Co., Ltd (San Ming) (2)

10.19	Working Capital Borrowing Contract No. 17612011280097 by and between Shanghai Pudong Development Bank Quanzhou Branch and Shishi Feiying Plastic Co., Ltd., dated January 27, 2011*

10.20	Maximum Guarantee Contract No. 2B1761201128009801 by and between Shanghai Pudong Development Bank Quanzhou Branch and Shishi Feiying Plastic Co., Ltd., dated January 27, 2011*

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

(1)	Incorporated by reference to Form 10-KSB for the year ended December 31, 1995.

(2)	Incorporated by reference to Form 8-K filed on February 14, 2011.

(3)	Incorporated by reference to Form 8-K/A filed on May 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOONER HOLDINGS, INC.

Date: May 13, 2011	By:	/s/ Ang Kang Han
Ang Kang Han
Title: President (Principal Executive Officer)