Form 10-K/A
period 2010-09-30
SOONER HOLDINGS INC /OK/
filed 2011-06-13
CIK 861370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 4)

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
500 Capitol Mall, Suite 1800
Sacramento, CA  95814
jyung@lockelord.com

86-755-25331366
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 ☐Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
  ☒Yes   ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

In connection with a SEC Staff comment letter, the Company is revising its Item 9A disclosure regarding Controls and Procedures.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Company’s management, under the supervision and with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of end of the period covered by this Annual Report.  Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because we did not develop a framework from which to determine whether our internal controls over financial reporting are effective and we were previously late on filing certain periodic reports with the Commission.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Due to limited personnel and funds, we did not develop a framework from which to determine whether our internal controls over financial reporting are effective.  As a result we cannot conclude whether our internal controls over financial reporting are effective or ineffective for the year ended September 30, 2010.

We are currently in the process of interviewing consultants to assist in developing a framework from which to determine whether our internal controls over financial reporting are effective.  We hope to make our selection within the next couple of months.  Because we have just begun the process of talking to consultants, we cannot, at this time, determine when our evaluation will be complete as to determine whether our internal controls over financial reporting are effective.

In addition, once our evaluation of internal controls over financial reporting is complete, we will amend our Form 10-K for the year ended September 30, 2010 to state whether our internal controls over financial reporting are effective or ineffective.

Changes in Internal Controls Over Financial Reporting

No change in the registrant's internal control over financial reporting occurred during the registrant's last fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.  However, in light of our disclosure that we have not yet develop a framework from which to determine whether our internal controls over financial reporting are effective or ineffective, it is anticipated that there will be changes to our internal controls over financial reporting.

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

Sooner Holdings, Inc.

Dated: June 13, 2011	By: /s/ Ang Kahn Han
Ang, Kahn Han, President