Form 10-Q
period 2011-06-30
SOONER HOLDINGS INC /OK/
filed 2011-08-15
CIK 861370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-3 of the Exchange Act.

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

As of August 9, 2011, there were 14,632,553 shares of the registrant’s common stock issued and outstanding.

SOONER HOLDINGS, INC.

FORM 10-Q INDEX

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us”, “our” and the Company refer to Sooner Holdings, Inc. and its consolidated subsidiaries.

This Quarterly Report contains certain forward-looking statements.  When used in this Quarterly Report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements.  They also include statements containing anticipated business developments, capital expenditures, capital structure or other financial terms.

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

SOONER HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOONER HOLDINGS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2011	December 31, 2010 (1)
ASSETS

Current assets:
Cash	$1,038,583	$1,084,204
Restricted cash	772,741	137,688
Accounts receivable	6,527,522	6,171,639
Prepaid expenses and other current assets	1,697,426	555,283
Related party receivable	-	1,334,545
Inventories	6,934,542	6,968,039

Total current assets	16,970,814	16,251,398

Deposit for construction in progress	14,701,231	8,074,441
Plant and equipment, net	13,805,299	11,589,924
Land use rights, net	1,807,125	1,793,496
Long-term investment	154,703	151,722

Total assets	$47,439,173	$37,860,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Short-term loans and notes payable	16,427,908	11,586,254
Related party payable	1,048,886	198,756
Accounts payable and other liabilities	2,623,505	2,447,151
Customer deposits	982,693	925,352
Tax payable	2,738,835	1,814,856

Total liabilities	23,821,827	16,972,369

Stockholders’ equity:
Preferred stock, Series A, $0.0001 par value; 10,000,000 shares authorized; 19,200 shares issued and outstanding	2	2
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,632,553 and 12,688,016 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	14,633	14,633
Additional paid-in capital	9,576,438	9,126,468
Retained earnings	12,446,441	10,607,267
Accumulated other comprehensive income	1,579,832	1,140,242

Total stockholders’ equity	23,617,346	20,888,612

Total liabilities and stockholders’ equity	$47,439,173	$37,860,981

(1) Derived from the consolidated audited financial statements included in our annual report on Form 8-K/A for the year ended December 31, 2010 filed with the SEC.

See accompanying notes to the unaudited
condensed consolidated financial statements.

SOONER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$8,427,545	$9,430,652	$15,637,376	$13,589,767

Cost of revenues	6,652,456	7,231,834	12,185,270	10,392,354

Gross profit	1,775,089	2,198,818	3,452,106	3,197,413

Operating expenses:
Selling	158,495	117,841	243,895	238,010
General and administrative	208,960	143,139	348,922	252,216

Total operating expenses	367,455	260,980	592,817	490,226

Income from operations	1,407,634	1,937,838	2,859,289	2,707,187

Other income (expense), net	(195,833)	(89,726)	(346,769)	(194,613)

Income before provision for income taxes	1,211,801	1,848,112	2,512,520	2,512,574

Provision for income taxes	325,214	231,743	673,345	314,801

Net income	$886,587	$1,616,369	$1,839,175	$2,197,773

Net income per share - basic and diluted	$0.04	$0.08	$0.09	$0.11

Shares used in computing net income per share - basic and diluted	20,000,000	20,000,000	20,000,000	20,000,000

See accompanying notes to the unaudited
condensed consolidated financial statements.

SOONER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$1,839,175	$2,197,773
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	293,885	248,278
Change in assets and liabilities:
Accounts receivable	(231,610)	(3,472,138)
Prepaid expenses and other current assets	(994,515)	(872,439)
Inventories	168,209	(253,621)
Accounts payable and other liabilities	126,623	6,293
Customer deposits	38,657	69,469
Tax payable	876,899	616,824

Net cash provided by (used in) operating activities	2,117,323	(1,459,561)

Cash flows from investing activities:
Net proceeds from bank notes receivable	(122,171)	-
Deposit for construction in progress	(6,384,978)	-
Purchase of plant and equipment	(2,234,663)	(25,821)
Restricted cash for issuance of bank notes payable	(624,217)	(264,971)

Net cash used in investing activities	(9,366,029)	(290,792)

Cash flows from financing activities:
Net proceeds from issuance of short term loans	3,688,036	5,852,488
Net proceeds from issuance of notes payable	866,650	(118,513)
Related party receivable	1,343,268	(3,660,195)
Related party payable	835,344	(407,786)
Proceeds from capital contributions	449,970	-

Net cash provided by financing activities	7,183,268	1,665,994

Net decrease in cash	(65,438)	(84,359)

Effect of exchange rate changes	19,817	4,880

Cash at beginning of period	1,084,204	1,619,559

Cash at end of period	$1,038,583	$1,540,080

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 8-K/A for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (SEC) on May 4, 2011, the Form 10K/A and 8 K/A filed on June 13, 2011 and the Form 8K/A filed on July 25, 2011. The accompanying condensed consolidated financial statements include all wholly-owned subsidiaries and all entities over which the Company exercises the power to control and direct activities significantly impacting financial performance. All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 14, 2011, Sooner Holdings Inc., an Oklahoma corporation, entered into a Securities Exchange Agreement with R.C. Cunningham II and R.C. Cunningham III (collectively, the “Control Shareholders”) and Chinese Weituo Technical Limited (Chinese Weituo), a BVI corporation and its shareholders, China Changsheng Investment Limited, a BVI company, China Longshan Investment Limited, a BVI company, High-Reputation Assets Management Limited, a BVI company, Joint Rise Investment Limited, a BVI company, and W-Link Investment Limited, a BVI company (collectively, the “Chinese Weituo Shareholders”), pursuant to which Sooner Holdings acquired 100% of the issued and outstanding capital stock of Chinese Weituo in exchange for the issuance of 19,200 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible to one thousand shares of common stock, $0.001, par value which will constitute approximately 96.0% of Sooner Holdings’ issued and outstanding common stock on an as converted basis and after giving effect to a proposed share consolidation. Subsequent to the completion of the Securities Exchange Agreement, Sooner Holdings intends to amend its articles to change its name and effect a 1-for-18.29069125 share consolidation.

The following unaudited combined condensed consolidated financial statements have been prepared to give effect to the merger of Chinese Weituo and Sooner Holdings Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Chinese Weituo is considered to be acquiring Sooner Holdings Inc. in the merger and Sooner Holdings Inc. does not meet the definition of a business in accordance with ASC Topic 805-10, Business Combinations, because Sooner Holdings Inc. had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to ASC Topic 805. Consequently, all of the assets and liabilities of Sooner Holdings Inc. have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles will be recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired.  Stockholders’ equity and earnings per share of the company will be retroactively restated to reflect the number of shares of common stock issued and outstanding retroactively as if the merger had taken place at the earliest period presented.  The offset will be applied to additional paid in capital.

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

These consolidated financial statements include the financial position and results of operations of Feiying Industrial Co., Ltd. (San Ming) (see note 3). San Ming is a China WFOE which is 100% owned by Mr. Ang. San Ming was incorporated on July 20, 2010 for the purpose of building another factory for the production of PU leather.

As a result of business activities and the rapid growth undertaken in the last year, the Company has significantly increased short-term debt obligations. During the six months ended June 30, 2011, the Company generated cash from operations of approximately $2.1 million.  The Company expended approximately $9.4 million in investing activities, which primarily consisted of deposits for construction of the new San Ming factory and the purchase of plant and equipment.  The Company received cash through financing activities of approximately $7.2 million resulting in a total reduction of cash of approximately $64 thousand.  As of June 30, 2011 the Company has approximately $30.75 million available under the accumulation of all the available short-term credit line facilities.  The Company believes cash flows from operations will be sufficient to continue funding the operations of the Company for the next 12 months.  The Company intends to continue construction of the new San Ming facility through cash flow from operations and continued borrowing.  The Company is currently exploring options to refinance their current debt with long-term debt or raise capital through the equity markets, but given the current world-wide debt crisis converting the short-term debt into long-term debt and/or finding equity funding maybe difficult under terms that would be acceptable to the Company.  If additional financing is not obtained, the Company may be forced to suspend construction on the new San Ming factory or postpone exercising the San Ming option agreement (see note 3).

Business Description

Sooner Holdings, Inc. through our wholly owned subsidiary Shishi Feiying Plastic Co., Ltd. (SFP) operates two factories, one for the production of PU leather (PU leather factory) and one for the production of flip-flops and slippers (footwear factory). Both factories are strategically located in Fujian Province, the shoe manufacturing center in China. This puts the Company in close proximity to our target customers.

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

Accounts Receivable

Accounts receivable are reported at net realizable value. Based upon factors pertaining to the credit risks of specific customers, historical trends, age of the receivable, and other information, management has determined that no allowance for doubtful accounts was necessary as of June 30, 2011 and December 31, 2010. Delinquent accounts are written off when it is determined that the amounts are uncollectible.

Concentration of Credit and Other Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, restricted cash, accounts receivable, and related party receivable. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through June 30, 2011. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the People’s Republic of China (PRC).

The Company does not require collateral or other security to support the accounts receivable or related party receivable. We are exposed to credit risk in the event of nonpayment by customers or related parties to the extent of amounts recorded on the balance sheet. Two distributors accounted for 53.78% of our accounts receivable balance as of June 30, 2011 and one distributor accounted for 62.31% of our accounts receivable balance as of December 31, 2010. One distributor accounted for 14.06% and  17.60% of our revenue for the six months ended and three months ended June 30, 2011, respectively, and one distributor accounted for 17.82% and 25.27% of our revenues for the six months ended and three months ended June 30, 2010, respectively.

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

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of our Company is the Renminbi (RMB) the official currency of the People’s Republic of China. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the six month periods ended June 30, 2011 and 2010. Currency translation adjustment results from translation to U.S. Dollars for financial reporting purposes are recorded in other comprehensive income as a component of stockholders’ equity. Transactional gains and losses from sales outside the PRC are recorded when realized in other income (expense).

A summary of the conversion rates for the periods presented is as follows:

	June 30,		December 31,
	2011	2010	2010

Period end RMB: U.S. Dollar exchange rate	6.4640	6.8086	6.5910
Average RMB: U.S. Dollar exchange rate	6.5074	6.8335	6.7599

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

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $197,624 and $158,919 for the six month periods ended June 30, 2011 and 2010 and $139,340 and $49,577 for the three month periods ended June 30, 2011 and 2010, respectively.

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

3.	Consolidation of Variable Interest Entity

San Ming has been determined to be a variable interest entity (VIE) in which the Company holds a significant variable interest and is the primary beneficiary due to the relationship with Mr. Ang and Hong Kong Weituo. Accordingly, the financial position and results of operations have been combined with the Company’s financial statements as of June 30, 2011 and December 31, 2010 in accordance with ASC Subtopic 810-10, Combined Financial Statements. San Ming is in the process of building a new plant facility and has not incurred any significant expenses. On January 17, 2011, Hong Kong Weituo, Mr. Ang, and San Ming entered into a call option agreement (San Ming Agreement) whereby Hong Kong Weituo has the right to purchase San Ming from Mr. Ang for 90% of the net tangible asset value of San Ming.  The net tangible asset value will be determined by an independent third-party appraiser.  The San Ming Agreement will expire January 17, 2014.  The San Ming Agreement also stipulates that San Ming and SFP are separate entities and that there are not any guarantees or commitments for SFP to perform or be liable for any of the debts or commitments of San Ming.

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Consolidation of Variable Interest Entity, continued

The components of San Ming’s balance sheet are as follows:

June 30,
2011

Cash	$16,102
Deposits for construction in progress	14,701,231
Construction in progress	2,927,852
Land use rights	909,653
Other receivable	144,980
Accounts payable	9,789
Intercompany payable	13,692,257
Other payable	363,958
Owner’s capital	4,652,378
Retained earnings (deficit)	(18,051)
Accumulated other comprehensive income	86,331

4.	Stockholders’ Equity

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

Earnings per share

Basis and diluted net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period which includes the effect of the 1 – for – 18.29069125 reverse stock split stipulated in the Security Exchange Agreement and the automatic conversion of the 19,200 Series A preferred shares into common stock at a 1- for – 1,000 conversion rate.  The reverse stock split and conversion of the preferred shares into common shares are included in the basic and diluted calculation as if they already occurred in accordance with ASC Topic 260-10-45.  The preferred shares are considered contingently issuable shares issued in a business combination under which there are no circumstances in which the shares would not be converted.  The reverse stock split is considered an integral part of the conversion.  The Company is clearing SEC comments on prior filings on their Form 8K and Form 10-Q prior to complete the reverse stock split and conversion of shares from preferred to common.

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows:

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4.	Stockholders’ Equity, continued

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$886,587	$1,616,369	$1,839,175	$2,197,773
Denominator
Common shares issued and outstanding	14,632,553	14,632,553	14,632,553	14,632,553
Effect of reverse stock split	(13,832.553)	(13,832,553)	(13,832,553)	(13,832,553)
Conversion of Series A preferred stock	19,200,000	19,200,000	19,200,000	19,200,000
Weighted average common stock outstanding	20,000,000	20,000,000	20,000,000	20,000,000

5.	Related Party Receivable

The components of the Company’s related party receivable as of June 30, 2011 and December 31, 2010 consists of amounts due from employees, and from one company Mr. Ang also owns. Money is borrowed and repaid on an ongoing basis, thus, there has never been a formal note or any interest paid from or to any of these parties (see Note 11).

	June 30,	December 31,
	2011	2010

Fujian Feiying Plastic Co., Ltd.	$-	$1,271,431
Other–employees	-	63,114

	$-	$1,334,545

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.	Inventories

The components of the Company’s inventories are as follows:

	June 30,	December 31,
	2011	2010

Raw materials	$2,960,762	$2,087,233
Work in process	3,103,048	2,788,210
Finished goods	870,732	2,092,596

Total inventories	$6,934,542	$6,968,039

7.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	June 30,	December 31,
	2011	2010

Machinery and equipment	$6,422,909	$5,208,163
Office equipment	177,428	63,978
Transportation equipment	99,693	79,228
Buildings and improvements	6,262,234	6,141,571

	12,962,264	11,492,940

Less accumulated depreciation	(2,084,817)	(1,773,860)

	10,877,447	9,719,080

Construction in progress and construction material	2,927,852	1,870,844

Total plant and equipment, net	$13,805,299	$11,589,924

Depreciation expense related to property and equipment was $262,136 and $228,056 for the six months ended June 30, 2011 and 2010 and $136,088 and $109,479 for the three month periods ended June 30, 2011 and 2010, respectively.

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

8.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated
	Remaining	June 30,	December 31,
	Life	2011	2010

Land use rights–Shishi Feiying	42 years	$289,295	$283,720
Land use rights–Shishi Feiying	32 years	781,324	766,269
Land use rights–San Ming	49 years	928,218	910,332

		1,998,836	1,960,321
Less accumulated amortization		191,711	166,825

Total land use rights, net		$1,807,125	$1,793,496

Amortization expense related to land use rights was $22,265 and $12,505 for the six months ended June 30, 2011 and 2010 and $11,638 and $6,663 for the three month periods ended June 30, 2011 and 2010, respectively.

Amortization of land use rights attributable to future periods is as follows:

Period ending June 30:
2011	43,215
2012	43,215
2013	43,215
2014	43,215
2015	43,215
Thereafter	1,591,050

1,807,125

9.	Short-Term Loans and Notes Payable

The components of the Company’s short-term loans and notes payable are as follows:

	June 30,	December 31,
	2011	2010

Short-term loans:
Loans due to financial institutions	$15,269,183	$11,310,878
Notes payable:
Loans due to financial institutions	1,158,725	275,376

Total short-term loans and notes payable	$16,427,908	$11,586,254

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Short-Term Loans and Notes Payable, continued

All short-term loans are due within one year and have interest rates ranging from 6.63% to 7.25% and 4.78% to 5.84% during 2011 and 2010, respectively. As of June 30, 2011, all of the loans are secured by guarantors. At June 30, 2011, the Company had a total credit line of approximately $30.75 million available under the accumulation of all the available short-term loan facilities. As of June 30, 2011, Company has secured loans in the total amount of $2,204,517 which are collateralized by the Company’s trade accounts receivable in the total amount of $2,599,010.

Notes payable are due to financial institutions with maturity dates of less than one year. All have interest rates ranging between 5.56% to 6.97% and 5.00% to 6.13% during quarter ended June 30, 2011 and December 31, 2010, respectively. The notes payable are not secured, but do require cash to be held in reserve of 20% to 100% of the total outstanding notes payable. Restricted cash related to these notes payable was $772,741 and $137,688 at June 30, 2011 and December 31, 2010, respectively.

10.	Commitments and Contingencies

Third Party Guarantees

The Company entered into agreements as debt guarantor for one party. The guaranteed amount is approximately $6,732,673 and $5,850,750 as of June 30, 2011 and December 31, 2010, respectively.

Other parties also acted as a debt guarantor for the Company. As of June 30, 2011, the Company’s loans guaranteed by other parties are approximately $11,486,696. The Company has not historically incurred any losses due to such debt guarantees. Additionally, the Company has determined that the fair value of the guarantees is immaterial.

11.	Related Party Payable

The components of the Company’s payable to related parties consist of following:

	June 30,	December 31,
	2011	2010

Fujiang Feiying Plastic Co., Ltd	$98,236	$-
Other–employees	950,650	198,756

	$1,048,886	$198,756

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.	Related Party Transactions

Changsheng is 100% owned by Mr. Ang. Changsheng holds the land use rights for the land under the footwear factory. The Company pays Shishi Changsheng rent under a four-year agreement, which expires on December 31, 2011. For the three month periods ended June 30, 2011 and 2010, the Company had rental expense of approximately $9,022 and $8,592, respectively, in accordance with the rental agreement. For the six month periods ended June 30, 2011 and 2010, the Company had rental expense of approximately $17,957 and $17,202, respectively, in accordance with the rental agreement.

At June 30, 2011 and December 31, 2010, the Company had a receivable from Fujian Feiying Plastic Co., Ltd. (FFP) of $0 and $1,271,431, respectively. The company also had a payable to FFP of $98,121 and $0 at June 30, 2011 and December 31, 2010, respectively. FFP is a China WFOE 100% owned by Mr. Ang, the company’s majority owner. FFP was incorporated on June 24, 2008 for the purpose of building a second factory for the production of PU leather in Fujian. Cash is being transferred between the two companies for cash flow purposes without a formal note or interest payments on the amounts loaned. The construction of the new plant has not started yet while FFP secures the land use rights from the Chinese government. On January 17, 2011, FFP, Mr. Ang, and Hong Kong Weituo entered into a call option agreement (FFP Agreement) whereby Hong Kong Weituo has the right to purchase FFP from Mr. Ang for 90% of the net tangible asset value of FFP. The net tangible asset value will be determined by an independent third-party appraiser. The FFP Agreement will expire January 17, 2012. In consideration of the FFP Agreement, Hong Kong Weituo paid Mr. Ang $152,000. The consideration will be applied towards the purchase price if the FFP Agreement is exercised. The FFP Agreement also stipulates that FFP and SFP are separate entities and that there are not any guarantees or commitments for the Company to perform or be liable for any of the debts or commitments of FFP or Mr. Ang as the owner of FFP. FFP is currently inactive while FFP acquires the necessary land lease contracts to operate a PU leather factory. The FFP agreement is silent as to the treatment of the consideration if the option is not exercised.

San Ming is a China WFOE 100%, owned by Mr. Ang, the company’s majority owner. San Ming was incorporated on July 20, 2010 for the purpose of building a third factory for the production of PU leather in San Ming city. Construction on the new plant facility began in June 2010. On January 17, 2011, Hong Kong Weituo, Mr. Ang, and San Ming entered into a call option agreement (San Ming Agreement) whereby Hong Kong Weituo has the right to purchase San Ming from Mr. Ang for 90% of the net tangible asset value of San Ming.  The net tangible asset value will be determined by an independent third-party appraiser.  The San Ming Agreement will expire January 17, 2014.  In consideration of entering into the San Ming call option agreement, the $5,694,515 owned to SFP from Shishi Changsheng and subsequently assigned to Mr. Ang and the $83,490 owned to SFP from San Ming and assigned to Mr. Ang were cancelled. The consideration paid which represented the cancellation of the debt due to SFP will be credited towards the purchase price if the San Ming call option agreement is exercised. The San Ming Agreement also stipulates that San Ming and SFP are separate entities and that there are not any guarantees or commitments for SFP to perform or be liable for any of the debts or commitments of San Ming.

Continued

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

13.	Income Taxes

SFP is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC concerning wholly foreign owned enterprises (WFOE) and local income tax laws (the PRC Income Tax Law). Pursuant to the PRC Income Tax Law, the Company is subject to tax at a statutory rate of 25% and 12.5% for the three month and six month periods ended June 30, 2011 and 2010, respectively.

Income before provision of income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
U.S. Operations	-	-	-	-
China Operations	$1,211,800	1,848,112	$2,512,520	2,512,574
Total	$1,211,800	1,848,112	$2,512,520	2,512,574

The provision for income taxes includes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current:
China Operations	$325,214	231,743	$673,345	314,801
Income tax provision	$325,214	231,743	$673,345	314,801

14.	Segment Reporting

The Company operates in two reportable segments: the PU leather segment and the footwear segment. In the PU leather segment, the Company manufactures synthetic polyurethane leather. In the footwear segment, the Company manufactures flip-flops and slippers. Our revenues arise from the sale of PU leather and footwear.

Revenue information shown by geographic region is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

China	$6,944,227	$7,941,572	$13,064,425	$10,958,831
Middle East	828,460	673,425	1,339,498	1,208,314
Africa	654,858	815,655	1,233,453	1,422,622
	$8,427,545	$9,430,652	$15,637,376	$13,589,767

Continued

14.	Segment Reporting, continued

Revenues are attributed to countries based on location of end customers.

Information on reportable segments for the three month periods ended and six month periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales:
PU leather	$6,526,176	$7,941,572	$12,646,374	$10,836,173
Footwear	1,901,369	1,489,080	2,991,002	2,753,594
Total	8,427,545	9,430,652	15,637,376	13,589,767
Cost of revenues:
PU leather	4,876,235	5,991,289	9,376,041	8,044,389
Footwear	1,776,221	1,240,545	2,809,229	2,347,965
Total	6,652,456	7,231,834	12,185,270	10,392,354
Operating expenses:
Unallocated	367,455	260,980	592,817	490,226
Income from operations	$1,407,634	$1,937,838	$2,859,289	$2,707,187

	June 30,	December 31,
	2011	2010
Plant and equipment, net:
PU leather	$13,392,351	$11,141,599
Footwear	412,949	448,325
Total identifiable assets	$13,805,299	$11,589,924

15.	Subsequent Events

The Company has evaluated all events occurring subsequent to June 30, 2011. Nothing has occurred outside the normal course of business operations that requires additional disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also Risk Factors contained in our amended current report on Form 8-K/A filed on July 25, 2011 and subsequent Securities and Exchange Commission (“SEC”)  filings.

Overview

On February 14, 2011, we entered into a Securities Exchange Agreement with R.C. Cunninghham II and R.C. Cunningham III and Chinese Weituo Technical Limited (Chinese Weituo), a BVI corporation and its shareholders, China Changsheng Investment Limited, a BVI company, China Longshan Investment Limited, a BVI company, High-Reputation Assets Management Longshan Limited, a BVI company, Joint Rise Investment Limited, a BVI company, and W-Link Investment Limited, a BVI company, pursuant to which we acquired 100% of the issued and outstanding capital stock of Chinese Weituo in exchange for the issuance of 19,200 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock is convertible to one thousand shares of common stock, $0.001, par value which will constitute approximately 96.0% of Sooner Holdings’ issued and outstanding common stock on an as converted basis and after giving effect to a proposed share consolidation. Subsequent to the completion of the Securities Exchange Agreement, we intend to amend our articles to change our name and effect a 1-for-18.29069125 share consolidation as soon as the staff of the SEC indicate that they have no further comments on our Form 8-K, as amended, reporting the Securities Exchange Agreement.

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

Our PU leather production facilities are strategically located in Fujian Province, which puts us in close proximity to our target customers. Currently, all of our PU leather is used in the manufacture of shoes; however, we believe we can easily extend our services to other PU leather industries like furniture, footballs, basketballs and other sporting equipment and, clothes and suitcases, to name a few.  As such, we plan to increase our PU leather production capacity and expand our sales to other industries.  Towards this goal, our growth strategy includes expansion projects to acquire a new PU leather factory which is currently under construction in the DaTian technology park in Fujian province, China where many of our customers are located.

Mr. Ang Kan Han is our chairman of the board, president and largest shareholder.  Mr. Ang is also known as “Hong Jiang Han” which is Mr. Ang’s Mandarin name spelled in English.  As discussed, we intend to acquire a new PU leather factory currently under construction.  Mr. Ang incorporated Feiying Industrial Co., Ltd. (San Ming) a wholly-foreign owned enterprises (WFOE) in the PRC, to build the PU leather factory in the DaTain technology park in Fujian province.  Construction on the San Ming facility in DaTian city began in June 2010.  There are three phases for the new PU leather factory.  Phase 1 is still under way and consists of construction of the actual facilities that will house the production center and the purchases and installation of 3 wet process production lines, 2 dry process production lines and installation of recycling equipment to recapture and recycle chemicals used in the production process. Phase 1 is to be completed with an estimated total cost of $17.0 to $19.0 million.  Phase 1 is currently on schedule but cost to date of approximately $16 million has exceeded the proposed budget primarily due to increase in material costs, construction worker compensation and exchange rate fluctuations.  Phase 2 will begin in approximately the 4th quarter of 2011 but timing is somewhat dependent on PU leather demand and the availability of capital resources.  Phase 2 will consist of the expansion from 3 wet processing lines to 9 wet processing lines, from 2 dry process lines to 7 dry processing lines, and the addition of a resin plant and 5 base-cloth production lines.  Phase 2 is estimated cost between $15 and $23 million. We intend to fund phase 2 from the sale of equity instruments and bank financing.  After the construction of Phase 2, assuming that we exercise our call option to acquire San Ming, we will decide how to proceed on Phase 3. Phase 3 consists of installing new wet and dry processing lines to manufacture super-fiber PU leather, and the ability to produce PU leather for other industries at high capacity.

To facilitate the building of the PU leather factory, we have from time to time advanced funds to San Ming.  Further, we have entered into a call option agreement with Mr. Ang to allow us to purchase the factory being built by San Ming at 90% of the net tangible asset value when it is completed.  Because Mr. Ang is our president and chairman of the board, we have the power to direct the activities of San Ming.  We have also determined that San Ming currently has not been adequately capitalized to carry out its principal operating activities, which is to build a PU leather factory. It is currently the Company’s intention to exercise the call option agreement when phase 1 of the construction is completed, which would make San Ming our wholly owned subsidiary.  At San Ming, two wet production lines have been installed and San Ming is preparing to install another dry production line and one wet production line. Due to bad weather in Datian area, San Ming’s construction had been delayed for several weeks.  San Ming anticipates phase 1 to be completed in August, 2011.

Currently, from an accounting perspective, we have determined that San Ming is a variable interest entity (VIE) because of its insufficient capital to carry out its principal operating activity (the construction of a PU leather factory), and that we are the primary beneficiary.  Accordingly, the financial position of San Ming was consolidated in our financial statements for the year ended December 31, 2010 and for the six months ended June 30, 2011.  We will continue to reassess San Ming’s status as a VIE including any potential change in it’s VIE status.

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

Revenue Recognition.

The Company operates two distinct business segments, its footwear business and its PU leather business.  The footwear business segment manufactures PVC foam slippers for sale in China, Africa and the Middle East. Sales of the Company’s PVC foam slippers to consumers in Africa and the Middle East are through our primary distributor, Ransford Limited, and sales to China are to our long time distributor customers. Sales are recognized when the product is delivered and accepted by the customer, the sales price is determinable through invoice or sales contract, and collection is reasonably assured.

The Company’s PU leather business segment manufactures synthetic leather for use by shoe manufactures within China.  Distributors in China take sales orders from the shoe factories and fulfill the orders through PU leather manufacturers like the Company.  In most cases the Company delivers the PU leather directly to the end customer, who tests and accepts the order, and the Company is then paid by the distributor.  In some cases delivery is made to the distributor, who tests and accepts the order and pays the Company directly.  In this case the Company usually does not know the identity of the shoe manufacturer.  The Company does have some shoe manufacturers who they sell to directly, in which case when the shoe manufacturer receives and accepts the order, they pay the Company directly.  In the normal course of business the Company extends approximately 150-day payment terms to its distributors. Sales are recognized when the product is delivered and accepted by the customer, the sales price is determinable through invoice or contract, and collection is reasonably assured.

Tax Treatment of our Subsidiaries

Under the current PRC laws, SFP is subject to the Enterprise Income Tax (“EIT”) and the Value Added Tax (“VAT”).  SFP is currently subject to an EIT rate of 25%.  In addition, the EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement.  SFP is considered a foreign invested enterprise (“FIE”) and is directly held by our subsidiary in Hong Kong.  According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax.  We expect that such 5% withholding tax will apply to dividends paid to HK Weituo by SFP, but this treatment will depend on our status as a non-resident enterprise.

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

Factors Affecting our Results of Operations

Our operating results are affected by some of the following factors

•	Demand for Our PU Leather Products . We expect the market demand for our PU leather products will increase along with the growth of the shoe manufacturing industry in China.

•
Perceptions of Product Quality . We believe that athletic shoe manufacturers are highly competitive and they are looking at quality to set themselves apart from other manufacturers. Accordingly, we believe our reputation for quality and leadership position in our PU leather products allow our products to command a higher average selling price and generate higher gross margins than our competitors.

•	Strong Cost Control . We produce our own raw materials for the production of PU leather. In addition, we recover and reuse our waste manufacturing materials.

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

•	Upgrade on technology . We will continue to upgrade and refurbish our machinery so that we can stay ahead of the technology curve with the most efficient use of capital investment.

•
New manufacturing facilities .  We intend to increase our production to meet current and future demand by acquiring a manufacturing facility under construction by San Ming in DaTian city, Fujian Province.  We have entered into a call option agreement with Mr. Ang allowing us to purchase his 100% interest in San Ming.

Results of Operations

Comparison of three months ended June 30, 2011 and 2010

The following table sets forth certain information regarding our results of operation.

	Three months ended June 30,
	2011	As % of Revenues	2010	As % of Revenues
Revenues	$8,427,545	100%	$9,430,652	100%
Cost of Revenues	6,652,456	79%	7,231,834	76%
Gross Profit	1,775,089	21%	2,198,818	23%
Selling	158,495	2%	117,841	1%
General and administrative	208,960	2%	143,139	1%
Total operating expenses	367,455	4%	260,980	3%
Income from operation	1,407,634	17%	1,937,838	21%
Total Other income (expense), net	(195,833)	-2%	(89,726)	-1%
Income before provision for income taxes, net	1,211,801	14%	1,848,112	20%
Provision for income taxes	325,214	4%	231,743	2%
Net income	$886,587	11%	$1,616,369	17%

Revenues

Revenues were $8,427,545 and $9,430,652 for the three months ended June 30, 2011 and 2010 respectively. Revenues decreased by $1,003,107, or 10.64% for the three months ended June 30, 2011, compared to the same period in 2010.  Revenues for PU leather and footwear were $6,526,176 and $1,901,369 respectively for three months ended June 30, 2011, compared to $7,941,572 and $1,489,080, respectively for three months ended June 30, 2010. The decrease in revenue for our PU leather business was primarily due to entering into a cooperation agreement with one of our distributors, Jinjiang Yuanfeng Shoes Trading Co. Ltd. (“Yuanfeng”).  Under the Yuanfeng agreement, Yuanfeng wished to expand its distribution market and wanted to stock our products for their expansion.  Therefore, we agreed to extent certain credit to Yuanfeng up to $3.79 million for one year for which Yuanfeng will pay us interest at a rate equal to a 15% discount of the one-year bank interest rate.  Most of the revenue related to Yuanfeng agreement was recognized during second quarter of 2010 until the end of 2010.  There was no similar increase in sales to Yuanfeng during the quarter ended June 30, 2011.  Sales from our footwear segment were materially unchanged as we continued to produce our private label “WinTop” flip-flop. Historically, a majority of our footwear sales are to Ransford Limited who sells our footwear products in Africa and the Middle East. Ransford accounted for 78.01% and 92.44% of our footwear sales for the three months ended June 30, 2011 and 2010, respectively.

Cost of Revenues

Cost of revenues includes our costs of raw materials and salaries of workers. Cost of revenues was $ 6,652,456 and $ 7,231,834 for the three months ended June 30, 2011 and 2010, respectively. Cost of revenues for the three months ended June 30, 2011 decreased by $ 579,378, or by 8.01%, compared to the same period in 2010. The decrease in cost of revenues was primarily due to the decrease in the sales. Stated as a percentage of revenues, cost of revenues for the three months ended June 30, 2011, was 79% and for the corresponding period of 2010 was 76%.  Primarily due to the increase in raw materials and labor costs, the percentage of cost of revenues increased during the three months ended June 30, 2011 as compared to the same period for the prior year.  The cost of revenues for PU leather and footwear was $4,876,235 and $1,776,221 for the three months ended June 30, 2011 respectively, and $5,991,289 and $1,240,545 for the same period in 2010. Resins and base-cloth represents 80% of the cost of revenues for PU leather. PVC resins, other chemical materials, and labor cost represents 80% of the cost of revenues for footwear. Our ability to control that cost by producing our own resins has contributed to the stability in our cost of revenues as a percent of sales. As part of phase 2 of the San Ming construction project, we will also produce our own base-cloth.

Gross Margin

Gross margin was $1,775,089 and $ 2,198,818 for the three months ended June 30, 2011 and 2010, respectively. Gross margin for the three months ended June 30, 2011 decreased by $423,729 or by 19.27% compared to the same period in 2010.  The decrease of gross margin was mainly due to an increase in raw materials and labor costs, and during the three months ended June 30, 2010, we had an agreement Yuanfeng which led to more sales, but there was no similar agreement with Yuanfeng during the quarter ended June 30, 2011.

Operating Expenses

General and Administrative.  General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $ 208,960 and $ 143,139 for the three months ended June 30, 2011 and 2010, respectively. General and administrative expenses increased as a percentage of revenue from 1% for three months ended June 30, 2010 to 2% for the same period in 2011 primarily due to salary costs associated with hiring more personnel, increase in salary for existing employees and an increase in entertainment costs for vendor and customers related to business.

Selling Expenses.  Sales and marketing expenses include delivery, freight and expenses to move products. Sales and marketing expenses were $ 158,495 and $ 117,841 for the three months ended June 30, 2011and 2010 respectively. As a percentage of revenues, selling expense increased from 1% to 2% for the three months ended June 30, 2010 compared to the same period in 2011. Selling expense is generally a variable cost for the Company and we expect it to remain fairly consistent, but it is dependent on fuel and other delivery prices. For the three months ended June 30, 2011, selling expenses increased primarily due to an increase in all costs associated with delivery costs.  We will try to find more affordable means to ship and have goods delivered, especially in our footwear business segment where a significant portion of our sales are to Africa and the Middle East.

Other Income (Expense).   Net other expense was ($195,833) and ($89,726) for the three months ended June 30, 2011and 2010 respectively. The increase in other expense was primarily attributable to an increase in interest expense due to the increase of bank borrowings related to the advancement of funds to San Ming for the construction of a new PU leather facility.  The Company continually shops various banking facilities to keep interest rates as low as possible. There is a general increase in interest rates as the PRC has increased rates to fight inflation.

Income Tax Provision

Income tax provision was $ 325,214 and $ 231,743 for the three months ended June 30, 2011 and 2010, respectively. Income tax provision for the three months ended June 30 increased by $ 93,471 or by 40.33% compared to the same period in 2010 because in 2011 the Company no longer enjoyed the preferential income tax holiday rate of 12.5% in 2010 and is paying the normal income tax rate of 25% in 2011.

Net Income

Net income was $ 886,587 and $ 1,616,369 for the three months ended June 30, 2011 and 2010 respectively. Net income for the three months ended June 30, 2011 decreased by $729,782 or by 45.15% compared to the same period in 2010 primarily because of an increase of income tax, cost of sales, and due to a decrease in revenues.

Comparison of six months ended June 30, 2011 and 2010

The following table sets forth certain information regarding our results of operation.

	Six months ended June 30,
	2011	As % of Revenues	2010	As % of Revenues
Revenues	$15,637,376	100%	$13,589,767	100%
Cost of Revenues	12,185,270	78%	10,392,354	76%
Gross Profit	3,452,106	22%	3,197,413	24%
Selling	243,895	2%	238,010	2%
General and administrative	348,922	2%	252,216	2%
Total operating expenses	592,817	4%	490,226	4%
Income from operation	2,859,289	18%	2,707,187	20%
Total Other income (expense), net	(346,769)	-2%	(194,613)	-1%
Income before provision for income taxes, net	2,512,520	16%	2,512,574	19%
Provision for income taxes	673,345	4%	314,801	2%
Net income	$1,839,175	12%	$2,197,773	16%

Revenues

Revenues were $15,637,376 and $13,589,767 for the six months ended June 30, 2011 and 2010 respectively. Revenues increased by $2,047,609, or 15.07% for the six months ended June 30, 2011, compared to the same period in 2010.  Revenues for PU leather and footwear were $12,646,374 and $2,991,002 respectively for the six months ended June 30, 2011, compared to $10,836,173 and $2,753,594, respectively for six months ended June 30, 2010.

The increase in revenue for our PU leather business was due to a substantial increase in orders from existing distributors. In addition, according to our distributors, the market for PU leather in China has increased since second half year of 2010.  In this regard, we entered into a cooperation agreement with one of our distributors, Yuanfeng.  Under the Yuanfeng agreement, Yuanfeng wished to expand its distribution market and wanted to stock our products for their expansion.  Therefore, we agreed to extent certain credit up to $3.79 million to Yuanfeng for one year for which Yuanfeng will pay us interest at a rate equal to a 15% discount of the one-year bank interest rate.  Most of the revenue related to Yuanfeng agreement was recognized during the second quarter 2010 through the end of 2010.  Sales from our footwear segment were materially unchanged as we continued to produce our private label “WinTop” flip-flop. Historically, a majority of our footwear sales are to Ransford Limited who sells our footwear products in Africa and the Middle East. Ransford accounted for 86.07% and 89.63 % of our footwear sales for the six months ended June 30, 2011 and 2010, respectively.

Cost of Revenues

Cost of revenues includes our costs of raw materials and salaries of workers. Cost of revenues was $12,185,270 and $10,392,354 for the six months ended June 30, 2011 and 2010, respectively. Cost of revenues for the six months ended June 30, 2011 increased by $1,792,916, or by 17.25%, compared to the same period in 2010. The increase in cost of revenues was primarily attributable to the increase in the purchase of raw materials due to the increase in sales. Stated as a percentage of revenues, cost of revenues for the six months ended June 30, 2011, was 78% and for the corresponding period of 2010 was 76%. Primarily due to the increase in raw materials and labor costs, the percentage of cost of revenues increased during the six months ended June 30, 2011 as compare to the same period for the prior year.  The cost of revenue for PU leather and footwear was $9,376,041 and $2,809,229 for the six months ended June 30, 2011 respectively, and $8,044,389 and $2,347,965 for the same period in 2010. Resins and base-cloth represents 80% of the cost of revenues for PU leather. PVC resins, other chemical materials, and labor cost represents 80% of the cost of revenues for footwear. Our ability to produce our own resins has assisted us in mitigating increases in our cost of revenues as a percent of sales.  As part of phase 2 of the San Ming construction project, assuming we elect to acquire San Ming, we intend to produce our own base-cloth.

Gross Margin

Gross margin was $3,452,106 and $3,197,413 for the six months ended June 30, 2011 and 2010, respectively. Gross margin for the six months ended June 30, 2011 increased by $254,693 or by 7.97% compared to the same period in 2010. Increase of gross margin was mainly due to the increased sales of PU leather. The decrease of gross margin was mainly due to an increase in raw materials and labor costs, and during the six months ended June 30, 2010, we had an agreement Yuanfeng which led to more sales, but there was no similar agreement with Yuanfeng during the six months ended June 30, 2011.

Operating Expenses

General and Administrative. General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $ 348,922 and $ 252,216 for the six months ended June 30, 2011 and 2010, respectively. General and administrative expenses remain unchanged as a percentage of revenue at 2% for six months ended June 30, 2011 and for the same period in 2010.  During the second quarter, general and administrative costs increased primarily due to salary costs associated with hiring more personnel, increase in salary for existing employees and an increase in entertainment costs for vendor and customers related to business.  This increase, however, was offset by a decrease in general and administrative costs during the first quarter as we tried to control our costs.

Selling Expenses. Sales and marketing expenses include delivery, freight and expenses to move products. Sales and marketing expenses were $ 243,895 and $ 238,010 for the six months ended June 30, 2011and 2010 respectively. As a percentage of revenues, selling expense remain unchanged at 2% for the six months ended June 30, 2011 compared to the same period in 2010. Selling expense is generally a variable cost for the Company and we expect it to remain fairly consistent, but it is dependent on fuel and other delivery prices. We try to find more affordable means to ship and have goods delivered, especially in our footwear business segment where a significant portion of our sales are to Africa and the Middle East.

Other Income (Expense) .

Net other expense was (346,769) and (194,613) for the six months ended June 30, 2011and 2010 respectively. The increase in other expense was primarily attributable to an increase in interest expense due to the increase of bank borrowings related to the advancement of funds to San Ming for the construction of a new PU leather facility.  The Company continually shops various banking facilities to keep interest rates as low as possible. There is a general increase in interest rates as the PRC has increased rates to fight inflation.

Income Tax Provision

Income tax provision was $673,345 and $314,801 for the six months ended June 30, 2011 and 2010, respectively. Income tax provision for the six months ended June 30 increased by $358,544 or by 113.9% compared to the same period in 2010 because in 2011 the Company no longer enjoyed the preferential income tax rate of 12.5% in 2010 and will pay the normal income tax rate of 25% in 2011.

Net Income

Net Income was $1,839,175 and $ 2,197,773 for the six months ended June 30, 2011 and 2010 respectively.  Net Income for the six months ended June 30, 2011 decreased by $358,598 or by 16.35% compared to the same period in 2010 primarily due to an increase in costs of revenues, increase in interest expense and an increase of income tax.

LIQUIDITY AND CAPITAL RESOURCES

We had retained earnings of $ 12,446,441 and $10,607,267, as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, we had cash and restricted cash of $1,811,324 and total current assets of $16,970,814. We have historically financed our operations with cash flows generated from operations, as well as through loans from related parties and borrowing of short-term bank loans. As of June 30, 2011, we had accounts receivable of $6,527,522, representing 38.45% of our total current assets, compared to $6,171,639, representing 37.98% of total current assets as of December 31, 2010. Our accounts receivable at June 30, 2011 increased from December 31, 2010 primarily due to the increase of sales. During six months as of June 30, 2011, Yuanfeng, one of our distributors for which we have entered into an agreement to extend a certain amount of credit, has paid approximately 43.99% of its balance outstanding at December 31, 2010.

Total liabilities as of June 30, 2011 were $23,821,827 compared to total liabilities of $16,972,369 as of December 31, 2010. This increase is attributable to primarily to an increase in short-term loans and related party payables related to the advancement of construction cost of the new production facility developed by San Ming.  We anticipate exercising our option to acquire all of the outstanding interests of San Ming. As of June 30, 2011, we had a negative working capital of $6,851,013 and a negative working capital of $720,971 as of December 31, 2010; however, we are gradually collecting our accounts receivable.

During the six months ended June 30, 2011, we generated cash from operations of approximately $2.1 million.  We expended approximately $9.4 million in investing activities, which primarily consisted of deposits for construction of the new San Ming factory and the purchase of plant and equipment.  We received cash through financing activities of approximately $7.2 million resulting in a total reduction of cash of approximately $64 thousand.  As of June 30, 2011 we have approximately $30.75 million available under the accumulation of all the available short-term credit line facilities.  We believe cash flows from operations will be sufficient to continue funding our operations for the next 12 months.  We intend to continue construction of the new San Ming facility through cash flow from operations and continued borrowing.

We are currently exploring options to refinance their current debt with long-term debt or raise capital through the equity markets, but given the current world-wide debt crisis converting the short-term debt into long-term debt and/or finding equity funding maybe difficult under terms that would be acceptable to the Company.  Even if we are successful in raising additional funds, the ownership of our existing shareholders will be diluted.

Below is a summary of our cash flow:

Net Cash Provided by Operating Activities. For the six months ended June 30, 2011, net cash provided by operating activities was $2,117,323 compared to net cash provided by operating activities of ($1,459,561) for the six months ended June 30, 2010. The increase in net cash used in operating activities for the six months ended June 30, 2011 is primarily related to net income during the period.

Net Cash Used in Investing Activities.  For the six months ended June 30, 2011, net cash used in investing activities was ($9,366,029) compared to net cash used in investing activities of ($290,792) for the six months ended June 30, 2010. The increase in net cash used in investing activities for the six months ended June 30, 2011 primarily related to the advancement of funds for the purchase of plant and equipment and prepayment for construction in progress related to San Ming, Phase 1.

Net Cash Provided by Financing Activities. For the six months ended June 30, 2011, net cash provided by financing activities was $7,183,268 compared to net cash provided by financing activities of $1,665,994 for the six months ended June 30, 2010. The net cash provided by financing activities consisted primarily of net proceeds from short-term borrowings and related party arrangements and capital contributions.

Loan Facilities. In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans with Chinese banks are for a period of twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs. During the six months ended June 30, 2011, we borrowed approximately $8.39 million from four banks for working capital needs and repaid approximately $4.33 million. All of our bank borrowings are secured by our land buildings and/or guaranteed by third parties. As of June 30, 2011, the Company and its subsidiaries have the following loan facilities with the following terms:

				Credit	Outstanding as	Interest
Lender	Borrower	Secured	Duration	Limit	Of 6/30/11	Rate
Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by land and building of Shishi Changsheng, a company owned by Mr. Ang, our chairman, president and largest shareholder	11/24/10 -11/16/11	$773,515	$734,839	5.56%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by land and building of Shishi Longshan Plastic Co, a company owned by Mr. Ang, our chairman, president and largest shareholder	11/19/10 –11/15/11	$742,574	$742,574	5.56%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by our land and building	12/14/10 –11/28/11	$1,237,624	$1,082,921	5.56%

China Construction Bank Shishi Branch*	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	9/16/10 –9/16/11	$5,105,198	$3,094,059	4.78%

China Construction Bank Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by our land and building	1/4/11 –1/4/12	$5,414,604	$1,547,030	5.56%

Industrial Bank Co., Ltd. Shishi Branch*	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	10/19/10-10/18/11	$1,547,030	$1,547,030	5.31%

Shanghai Pudong Development Bank Quanzhou Branch*	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	1/27/11-1/27/12	$5,105,198	$3,094,059	6.97%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd. Secured by account receivable of $154,703	4/27/11-11/25/11	$4,641,089	$131,498	6.6255%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd. Secured by account receivable of $143,874	4/27/11-11/25/11	$4,641,089	$123,762	6.6255%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd. Secured by account receivable of $162,438	4/27/11-11/25/11	$4,641,089	$139,233	6.6255%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd. Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd. Lixiang Food Co., Ltd. Secured by account receivable of $1,132,426	6/10/11-2/10/12	$4,641,089	$959,158	6.6255%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd. Secured by account receivable of $618,812	6/10/11-2/15/12	$4,641,089	$525,990	6.6255%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd. Secured by account receivable of $386,757	6/10/11-2/15/12	$4,641,089	$324,876	6.6255%

China Everbright Bank Quanzhou Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	5/6/11-5/5/12	$6,188,119	$1,547,030	7.2565%
				30,754,950	15,594,060

*	Indicates loans guaranteed by Shishi Lixiang Food Co., Ltd. at June 30, 2011. Total guarantee amount by Shishi Lixiang Food Co., Ltd. to the SFP’s benefit is $11,486,696.

Off-Balance Sheet Arrangements

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

In China, because the bank lending system is still relatively new, it is common practice for companies to enter into cross-guarantee arrangements in order to secure line of credits with banks.  SFP has entered into such an arrangement with Shishi Lixiang Food Co,. Ltd., also known as Nixian Food, Ltd. (“SLF”) in which we guarantee their performance on certain loans, and vice versa. SLF is not a related party and we do not consolidate SLF into our financial statements.  As of June 30, 2011, we guarantee the following loan facilities for SLF benefit:

Lender	Interest Rate	Duration	Credit Limit	loan for SLF
China Construction Bank Shishi Branch	5.56%	8/10/10 – 8/10/11	$6,806,931	$4,470,916
Industrial Bank Co., Ltd. Shishi Branch	5.31%	8/10/10 – 8/10/11	$2,165,842	$1,495,978
Shanghai Pudong Development Bank Quanzhou Branch	6.97%	1/27/11-1/27/12	$2,165,842	$765,779
Total			$11,138,615	$6,732,673

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because we are a smaller reporting company, this Item 3 is not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   In connection with the reverse acquisition of Chinese Weitou, we have engaged more experienced accounting personnel and have hired a new independent accounting firm and law firm to assist us with our Exchange Act filings. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in ordinary litigation that will not have a material effect on our operations or finances.  At this time, we are not aware of any pending or threatened litigation against us.

Item 1A. Risk Factors

Because we are a smaller reporting company, this Item 1A is not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.19	Factoring business Contract No. 14080198-2011(EFR) 00045 by and between Industrial and Commercial Bank of China Shishi Branch and Shishi Feiying Plastic Co., Ltd., dated April 27, 2011.
10.20	Factoring business Contract No. 14080198-2011(EFR) 00047 by and between Industrial and Commercial Bank of China Shishi Branch and Shishi Feiying Plastic Co., Ltd., dated April 27, 2011.
10.21	Factoring business Contract No. 14080198-2011(EFR) 00049 by and between Industrial and Commercial Bank of China Shishi Branch and Shishi Feiying Plastic Co., Ltd., dated April 27, 2011.
10.22	Factoring business Contract No. 14080198-2011(EFR) 00061 by and between Industrial and Commercial Bank of China Shishi Branch and Shishi Feiying Plastic Co., Ltd., dated June 10, 2011.
10.23	Factoring business Contract No. 14080198-2011(EFR) 00063 by and between Industrial and Commercial Bank of China Shishi Branch and Shishi Feiying Plastic Co., Ltd., dated June 10, 2011.
10.24	Factoring business Contract No. 14080198-2011(EFR) 00065 by and between Industrial and Commercial Bank of China Shishi Branch and Shishi Feiying Plastic Co., Ltd., dated June 10, 2011.
10.25	Maximum Guarantee Contract No. GDQZBZ1105B02 by and between Wu Licong and China Everbright Bank Quanzhou Branch dated April 15, 2011.
10.26	Maximum Guarantee Contract No. GDQZBZ1105B01 by and between Shishi Lixiang Food Co., Ltd. and China Everbright Bank Quanzhou Branch dated April 15, 2011.
10.27	Working Capital Borrowing Contract No. GDQZBZ1105D01 by and between China Everbright Bank Quanzhou Branch and Shishi Feiying Plastic Co., Ltd., dated May 6, 2011.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOONER HOLDINGS, INC.

Date: August 12, 2011	By:	/s/ Ang Kang Han
Ang Kang Han
Title: President (Principal Executive Officer)