Form 10-Q/A
period 2011-03-31
SOONER HOLDINGS INC /OK/
filed 2011-08-31
CIK 861370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

Commission File No. 0-18344

Sooner Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Oklahoma	73-1275261
(State or Other Jurisdiction of	(IRS Employer
Incorporation)	Identification No.)

Long Shan Development Area
Han Jiang Town, ShiShi City
Fujian, PRC	N/A
(Address of Principal Executive Offices)	(Zip Code)

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

Explanatory Note.  The Company is filing this amendment to Form 10-Q for the quarterly period ended March 31, 2011 to calculate basic and diluted net income per share based on the weighted average number of shares outstanding during the period without giving effect to the proposed 1 for 18.29069125 reverse stock split and the conversion of the Series A preferred stock into shares of common stock pursuant to the Share Exchange Agreement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Sooner Holdings, Inc.

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010 (1)
ASSETS

Current assets:
Cash	$403,813	$1,084,204
Restricted cash	212,974	137,688
Accounts receivable	5,112,034	6,171,639
Prepaid expenses and other current assets	1,733,733	555,283
Related party receivable	-	1,334,545
Inventories	6,959,520	6,968,039

Total current assets	14,422,074	16,251,398

Deposit for construction in progress	13,343,084	8,074,441
Plant and equipment, net	12,721,385	11,589,924
Land use rights, net	1,794,032	1,793,496
Long-term investment	152,669	151,722

Total assets	$42,433,244	$37,860,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Short-term loans and notes payable	$12,570,800	$11,586,254
Related party payable	1,035,099	198,756
Accounts payable and other liabilities	3,117,155	2,447,151
Customer deposits	1,042,961	925,352
Tax payable	2,241,135	1,814,856

Total liabilities	20,007,150	16,972,369

Stockholders’ equity:
Preferred stock, Series A, $0.001 par value; 10,000,000 shares authorized; 19,200 and zero shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,632,553 and 12,688,016 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	14,633	12,688
Additional paid-in capital	9,576,438	9,128,415
Retained earnings	11,559,855	10,607,267
Accumulated other comprehensive income	1,275,166	1,140,242

Total stockholders’ equity	22,426,094	20,888,612

Total liabilities and stockholders’ equity	$42,433,244	$37,860,981

(1)	Derived from the consolidated audited financial statements included in our annual report on Form 8-K/A for the year ended December 31, 2010 filed with the SEC

See accompanying notes to the unaudited
condensed consolidated financial statements.

Sooner Holdings, Inc.

Condensed Consolidated Statements Of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$7,209,831	$4,159,115

Cost of revenues	5,532,814	3,160,520

Gross profit	1,677,017	998,595

Operating expenses:
Selling	85,400	120,169
General and administrative	139,962	109,077

Total operating expenses	225,362	229,246

Income from operations	1,451,655	769,349

Other income (expense), net	(150,936)	(104,887)

Income before provision for income taxes	1,300,719	664,462

Provision for income taxes	348,131	83,058

Net income	$952,588	$581,404

Net income per share - basic and diluted	$0.07	$0.05

Shares used in computing net income per share - basic and diluted	13,897,950	12,688,016

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

The following unaudited combined condensed consolidated financial statements have been prepared to give effect to the merger of Chinese Weituo and Sooner Holdings Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Chinese Weitou is considered to be acquiring Sooner Holdings Inc. in the merger and Sooner Holdings Inc. does not meet the definition of a business in accordance with ASC Topic 805-10, Business Combinations , because Sooner Holdings Inc. had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to ASC Topic 805. Consequently, all of the assets and liabilities of Sooner Holdings Inc. have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles will be recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired. Stockholders’ equity and earnings per share of the Company will be retroactively restated to reflect the number of shares of common stock issued and outstanding retroactively as if the merger had taken place at the earliest period presented. The offset will be applied to additional paid in capital.

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation, Description of the Company, and Liquidity , continued

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

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation, Description of the Company, and Liquidity , continued

History of Sooner Holdings, Inc. , continued

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

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation, Description of the Company, and Liquidity , continued

History of Chinese Weituo , continued

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

(Unaudited)

2.	Summary of Significant Accounting Policies , continued

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

(Unaudited)

2.	Summary of Significant Accounting Policies , continued

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

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies , continued

Revenue Recognition , continued

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations . ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts . ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2.	Summary of Significant Accounting Policies , continued

Recent Accounting Pronouncements , continued

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements . The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. ASU 2010-09 became effective immediately upon issuance. The adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.

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

3.	Consolidation of Variable Interest Entity

San Ming has been determined to be a variable interest entity (VIE) in which the Company holds a significant variable interest and is the primary beneficiary due to the relationship with Mr. Ang and Hong Kong Weituo. Accordingly, the financial position and results of operations have been combined with the Company’s financial statements as of March 31, 2011 and December 31, 2010 in accordance with ASC Subtopic 810-10, Combined Financial Statements . San Ming is in the process of building a new plant facility and has not incurred any significant expenses.

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.	Consolidation of Variable Interest Entity , continued

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

Earnings per share

Basic and diluted net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period.

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

(Unaudited)

9.	Short-Term Loans and Notes Payable , continued

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

Revenue information shown by geographic region is as follows:

	March 31,
	2011	2010
China	$6,120,197	$3,017,259
Middle East	511,038	534,889
Africa	578,595	606,967
	$7,209,830	$4,159,115

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

14.	Segment Reporting , continued

Revenues are attributed to countries based on location of end customers.

Information on reportable segments for the three month periods ended March 31, 2011 and 2010 is as follows:

	March 31,
	2011	2010
Net sales:
PU leather	$6,120,198	$2,894,601
Footwear	1,089,633	1,264,514
Total	7,209,831	4,159,115
Cost of revenues:
PU leather	4,499,806	2,053,100
Footwear	1,033,008	1,107,420
Total	5,532,814	3,160,520
Operating expenses:
Unallocated	225,362	229,246
Income from operations	$1,451,655	$769,349

	March 31,	December 31,
	2011	2010
Plant and equipment, net:
PU leather	$12,348,534	$11,141,599
Footwear	372,851	448,325
Total identifiable assets	$12,721,385	$11,589,924

15.	Subsequent Events

The Company has evaluated all events occurring subsequent to March 31, 2011; nothing has occurred outside the normal course of business operations that requires additional disclosure in the condensed consolidated financial statements.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOONER HOLDINGS, INC.

Date: August 29, 2011	By:	/s/ Ang Kang Han
Ang Kang Han
Title: President (Principal Executive Officer)