Form 10-Q/A
period 2011-06-30
SOONER HOLDINGS INC /OK/
filed 2011-09-06
CIK 861370

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

Explanatory Note.  The Company is filing this amendment to Form 10-Q for the quarterly period ended June 30, 2011 to calculate basic and diluted net income per share based on the weighted average number of shares outstanding during the period without giving effect to the proposed 1 for 18.29069125 reverse stock split and the conversion of the Series A preferred stock into shares of common stock pursuant to the Share Exchange Agreement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOONER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010 (1)
ASSETS

Current assets:
Cash	$1,038,583	$1,084,204
Restricted cash	772,741	137,688
Accounts receivable	6,527,522	6,171,639
Prepaid expenses and other current assets	1,697,426	555,283
Related party receivable	-	1,334,545
Inventories	6,934,542	6,968,039

Total current assets	16,970,814	16,251,398

Deposit for construction in progress	14,701,231	8,074,441
Plant and equipment, net	13,805,299	11,589,924
Land use rights, net	1,807,125	1,793,496
Long-term investment	154,703	151,722

Total assets	$47,439,173	$37,860,981

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Short-term loans and notes payable	16,427,908	11,586,254
Related party payable	1,048,886	198,756
Accounts payable and other liabilities	2,623,505	2,447,151
Customer deposits	982,693	925,352
Tax payable	2,738,835	1,814,856

Total liabilities	23,821,827	16,972,369

Stockholders’ equity:
Preferred stock, Series A, $0.0001 par value; 10,000,000 shares authorized; 19,200 and zero shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,632,553 and 12,688,016 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	14,633	12,688
Additional paid-in capital	9,576,438	9,128,415
Retained earnings	12,446,441	10,607,267
Accumulated other comprehensive income	1,579,832	1,140,242

Total stockholders’ equity	23,617,346	20,888,612

Total liabilities and stockholders’ equity	$47,439,173	$37,860,981
(1) Derived from the consolidated audited financial statements included in our annual report on Form 8-K/A for the year ended December 31, 2010 filed with the SEC.

See accompanying notes to the unaudited
condensed consolidated financial statements.

SOONER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$8,427,545	$9,430,652	$15,637,376	$13,589,767

Cost of revenues	6,652,456	7,231,834	12,185,270	10,392,354

Gross profit	1,775,089	2,198,818	3,452,106	3,197,413

Operating expenses:
Selling	158,495	117,841	243,895	238,010
General and administrative	208,960	143,139	348,922	252,216

Total operating expenses	367,455	260,980	592,817	490,226

Income from operations	1,407,634	1,937,838	2,859,289	2,707,187

Other income (expense), net	(195,833)	(89,726)	(346,769)	(194,613)

Income before provision for income taxes	1,211,801	1,848,112	2,512,520	2,512,574

Provision for income taxes	325,214	231,743	673,345	314,801

Net income	$886,587	$1,616,369	$1,839,175	$2,197,773

Net income per share - basic and diluted	$0.06	$0.13	$0.13	$0.17

Shares used in computing net income per share - basic and diluted	14,632,553	12,688,016	14,267,281	12,688,016

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

Sooner Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.	Short-Term Loans and Notes Payable , continued

All short-term loans are due within one year and have interest rates ranging from 6.63% to 7.25% and 4.78% to 5.84% during 2011 and 2010, respectively. As of June 30, 2011, all of the loans are secured by guarantors. At June 30, 2011, the Company had a total credit line of approximately $30.75 million available under the accumulation of all the available short-term loan facilities. As of June 30, 2011, Company has secured loans in the total amount of $2,204,517 which are collateralized by the Company ’ s trade accounts receivable in the total amount of $2,599,010.

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

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	Taxonomy Extension Schema
101.CAL*	Taxonomy Extension Calculation Linkbase
101.DEF*	Taxonomy Extension Definition Linkbase
101.LAB*	Taxonomy Extension Label Linkbase
101.PRE*	Taxonomy Extension Presentation Linkbase

* XBRL (Extensible Reporting Business Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections of 11 or 12 of the Securities Act of 1933, as amended. is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOONER HOLDINGS, INC.

Date: August 29, 2011	By:	/s/ Ang Kang Han
Ang Kang Han
Title: President (Principal Executive Officer)