Form 10-Q/A
period 2011-03-31
SOONER HOLDINGS INC /OK/
filed 2011-10-11
CIK 861370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)
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

Explanatory Note.   We are filing this Amendment No. 2 to Form 10-Q for the Quarterly Period ended March 31, 2011 to restate our earnings per share computation as set forth under Note 16 to our financial statements contained in Item 1; and to update our assessment of our disclosure controls and procedures under Item 4.  Except for the items noted above, no other material changes have been made to the Form 10-Q, as amended.  Unless otherwise indicated, this amendment number 2 to Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

Sooner Holdings, Inc.

Condensed Consolidated Statements Of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues	$7,209,831	$4,159,115

Cost of revenues	5,532,814	3,160,520

Gross profit	1,677,017	998,595

Operating expenses:
Selling	85,400	120,169
General and administrative	139,962	109,077

Total operating expenses	225,362	229,246

Income from operations	1,451,655	769,349

Other income (expense), net	(150,936)	(104,887)

Income before provision for income taxes	1,300,719	664,462

Provision for income taxes	348,131	83,058

Net income	$952,588	$581,404

Net income per share - basic and diluted (restated)	$0.07	$0.05

Shares used in computing net income per share - basic and diluted (restated)	13,897,950	12,688,016

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

The following unaudited combined condensed consolidated financial statements have been prepared to give effect to the merger of Chinese Weituo and Sooner Holdings Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Chinese Weitou is considered to be acquiring Sooner Holdings Inc. in the merger and Sooner Holdings Inc. does not meet the definition of a business in accordance with ASC Topic 805-10, Business Combinations , because Sooner Holdings Inc. had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to ASC Topic 805. Consequently, all of the assets and liabilities of Sooner Holdings Inc. have been reflected in the financial statements with no goodwill or other intangibles recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired.

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

A summary of the conversion rates for the periods presented is as follows:

	March 31,		December 31,
	2011	2010	2010
Period end RMB: U.S. Dollar exchange rate	6.55010	6.81610	6.59100
Average RMB: U.S. Dollar exchange rate	6.57130	6.81930	6.75990

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

16	Restatement Of Condensed Consolidated Interim Financial Statements

The Company’s condensed consolidated interim financial statements for the period ending March 31, 2011 included in the Original Form 10-Q were prepared reflecting the inclusion of the effect of a reverse stock split and the conversion of Series A preferred stock in the weighted average shares outstanding component of the earnings per share computation.  Amendment No. 1 and this Amendment No. 2 to Form 10-Q exclude these items in the computation.

The effects of the restatement on the condensed consolidated statements of operations for the three month periods ended March 31, 2011 and 2010, respectively, are summarized in the following table:

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net income per share - basic and diluted	$0.05	$0.02	$0.07	$0.03	$0.02	$0.05
Shares used in computing net income per share - basic and diluted	20,000,000	(6,102,050)	13,897,950	20,000,000	(7,311,984)	12,688,016

Item 4.	Controls and Procedures

As of March 31 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”).  Based on their evaluation, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 as originally filed with the SEC on May 16, 2011, our principal executive officer and principal financial officer each concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

However, in connection with the preparation of our responses to comments received from the staff of the SEC, we identified certain reporting errors and omissions in our previously issued financial statements. We subsequently determined that a restatement was required for our interim condensed consolidated financial statements for the quarter ended March 31, 2011.

On October 7, 2011, we filed a Form 8-K, Item 4.02, Non-Reliance on Previously Issued Financial Statements or A Related Audit Report or Completed Interim Review, in connection with the restatement of our earnings per share for the quarterly periods ended March 31, 2010 and 2011.  As disclosed in the Form 8-K, we revised our calculations of earnings per share to be based on the number of shares of common stock outstanding prior to the proposed reverse stock split and conversion of Series A preferred stock.  Our previous calculations of earnings per share were based on the assumption that proposed reversed stock split and conversion of our Series A Preferred Stock had been effected.  As a result of our restatement of our calculations of earnings per share, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations as of March 31, 2011.

Plan of remediation

To remediate the aforementioned, we plan to hire additional staffing of accounting professionals with sufficient knowledge of US GAAP and relevant disclosure requirements.

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

SOONER HOLDINGS, INC.

Date: October 7, 2011	By:	/s/ Ang Kang Han
Ang Kang Han
Title: President (Principal Executive Officer)