Form 10-Q/A
period 2011-06-30
SOONER HOLDINGS INC /OK/
filed 2011-10-11
CIK 861370

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

Explanatory Note.   We are filing this Amendment No. 2 to Form 10-Q for the Quarterly Period ended June 30, 2011 to restate our earnings per share computation as set forth under Note 16 to our financial statements contained in Item 1; and to update our assessment of our disclosure controls and procedures under Item 4.  Except for the items noted above, no other material changes have been made to the Form 10-Q, as amended.  Unless otherwise indicated, this amendment number 2 to Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

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

SOONER HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$8,427,545	$9,430,652	$15,637,376	$13,589,767

Cost of revenues	6,652,456	7,231,834	12,185,270	10,392,354

Gross profit	1,775,089	2,198,818	3,452,106	3,197,413

Operating expenses:
Selling	158,495	117,841	243,895	238,010
General and administrative	208,960	143,139	348,922	252,216

Total operating expenses	367,455	260,980	592,817	490,226

Income from operations	1,407,634	1,937,838	2,859,289	2,707,187

Other income (expense), net	(195,833)	(89,726)	(346,769)	(194,613)

Income before provision for income taxes	1,211,801	1,848,112	2,512,520	2,512,574

Provision for income taxes	325,214	231,743	673,345	314,801

Net income	$886,587	$1,616,369	$1,839,175	$2,197,773

Net income per share - basic and diluted (restated)	$0.06	$0.13	$0.13	$0.17

Shares used in computing net income per share - basic and diluted (restated)	14,632,553	12,688,016	14,267,281	12,688,016

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

The following unaudited combined condensed consolidated financial statements have been prepared to give effect to the merger of Chinese Weituo and Sooner Holdings Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Chinese Weituo is considered to be acquiring Sooner Holdings Inc. in the merger and Sooner Holdings Inc. does not meet the definition of a business in accordance with ASC Topic 805-10, Business Combinations , because Sooner Holdings Inc. had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to ASC Topic 805. Consequently, all of the assets and liabilities of Sooner Holdings Inc. have been reflected in the financial statements and no goodwill or other intangibles will be recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired.

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

16.	Restatement Of Condensed Consolidated Interim Financial Statements

The Company’s condensed consolidated interim financial statements for the period ending June 30, 2011 included in the Original Form 10-Q were prepared reflecting the inclusion of the effect of a reverse stock split and the conversion of Series A preferred stock in the weighted average shares outstanding component of the earnings per share computation.  Amendment No. 1 and this Amendment No. 2 exclude these items in the computation.

The effects of the restatement on the condensed consolidated statements of operations for the three and six month periods ended June 30, 2011 and 2010, respectively are summarized in the following table:

	Three months ended June 30, 2011			Three months ended June 30, 2010
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net income per share - basic and diluted	$0.04	$0.02	$0.06	$0.08	$0.05	$0.13
Shares used in computing net income per share - basic and diluted	20,000,000	(5,367,447)	14,632,553	20,000,000	(7,311,984)	12,688,016

	Six months ended June 30, 2011			Six months ended June 30, 2010
	Previously			Previously
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Net income per share - basic and diluted	$0.09	$0.04	$0.13	$0.11	$0.06	$0.17
Shares used in computing net income per share - basic and diluted	20,000,000	(5,732,719)	14,267,281	20,000,000	(7,311,984)	12,688,016

Item 4. Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”).  Based on their evaluation, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 as originally filed with the SEC on August 15, 2011, our principal executive officer and principal financial officer each concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

However, in connection with the preparation of our responses to comments received from the staff of the SEC, we identified certain reporting errors and omissions in our previously issued financial statements. We subsequently determined that a restatement was required for our interim condensed consolidated financial statements for the quarter ended June 30, 2011.

On October 7, 2011, we filed a Form 8-K, Item 4.02, Non-Reliance on Previously Issued Financial Statements or A Related Audit Report or Completed Interim Review, in connection with the restatement of our earnings per share for the quarterly periods ended June 30, 2010 and 2011.  As disclosed in the Form 8-K, we revised our calculations of earnings per share to be based on the number of shares of common stock outstanding prior to the proposed reverse stock split and conversion of Series A preferred stock.  Our previous calculations of earnings per share were based on the assumption that proposed reversed stock split and conversion of our Series A Preferred Stock had been effected.  As a result of our restatement of our calculations of earnings per share, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations as of June 30, 2011.

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