Form 10-Q/A
period 2011-03-31
SOONER HOLDINGS INC /OK/
filed 2011-10-27
CIK 861370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)
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

Explanatory Note.    We are filing this Amendment No. 3 to Form 10-Q for the Quarterly Period ended March 31, 2011 to update our assessment of our disclosure controls and procedures under Item 4 and re-file Exhibits 31.1, 31.2, and 32.1.

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

In connection with the preparation of our responses to comments received from the staff of the SEC on our Form 10-Q for the quarterly period ended March 31, 2011, we identified certain reporting errors and omissions in our previously issued financial statements. We subsequently determined that a restatement was required for our interim condensed consolidated financial statements for the quarter ended March 31, 2011.

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

SOONER HOLDINGS, INC.

Date: October 24, 2011	By:	/s/ Ang Kang Han
Ang Kang Han
Title: President (Principal Executive Officer)