Form 10-Q/A
period 2011-06-30
SOONER HOLDINGS INC /OK/
filed 2011-10-27
CIK 861370

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
(Do not check if smaller reporting company)

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

Explanatory Note.   We are filing this Amendment No. 3 to Form 10-Q for the Quarterly Period ended June 30, 2011 to update our assessment of our disclosure controls and procedures under Item 4 and re-file Exhibits 31.1, 31.2 and 32.1.

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

Item 4. Controls and Procedures

In connection with the preparation of our responses to comments received from the staff of the SEC on our Form 10-Q for the quarterly period ended June 30, 2011, we identified certain reporting errors and omissions in our previously issued financial statements. We subsequently determined that a restatement was required for our interim condensed consolidated financial statements for the quarter ended June 30, 2011.

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