Form 10-Q
period 2011-09-30
SOONER HOLDINGS INC /OK/
filed 2011-11-14
CIK 861370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 14,632,553 shares of the registrant’s common stock issued and outstanding.

SOONER HOLDINGS, INC.

FORM 10-Q INDEX

ii

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

iii

SOONER HOLDINGS, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOONER HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$972,419	$1,084,204
Restricted cash	702,927	137,688
Notes receivable	677,934	-
Accounts receivable	4,600,109	6,171,639
Prepaid expenses and other current assets	1,921,936	555,283
Related party receivable	-	1,334,545
Inventories	8,739,498	6,968,039
Total current assets	17,614,823	16,251,398

Deposit for construction in progress	15,598,118	8,074,441
Plant and equipment, net	15,198,629	11,589,924
Land use rights, net	1,812,885	1,793,496
Long-term investment	156,206	151,722
Total assets	$50,380,661	$37,860,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Short-term loans and notes payable	$17,885,595	$11,586,254
Related party payable	674,045	198,756
Accounts payable and other liabilities	3,313,770	2,447,151
Customer deposits	713,978	925,352
Taxes payable	2,739,504	1,814,856
Total liabilities	$25,326,892	$16,972,369

Stockholders’ equity:
Preferred stock, Series A, $0.0001 par value; 10,000,000 shares authorized; 19,200 and zero shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 14,632,553 and 12,688,016 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	14,633	12,688
Additional paid-in capital	10,276,438	9,128,415
Retained earnings	12,947,568	10,607,267
Accumulated other comprehensive income	1,815,128	1,140,242
Total stockholders’ equity	25,053,769	20,888,612
Total liabilities and stockholders’ equity	$50,380,661	$37,860,981

See accompanying notes to the unaudited condensed consolidated financial statements

SOONER HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$7,041,089	$7,116,226	$22,678,465	$20,705,993

Cost of revenues	5,734,412	5,539,513	17,919,682	15,931,867

Gross profit	1,306,677	1,576,713	4,758,783	4,774,126

Operating expenses:
Selling	76,505	184,005	320,400	422,015
General and administrative	313,715	146,332	662,637	398,548

Total operating expenses	390,220	330,337	983,037	820,563

Income from operations	916,457	1,246,376	3,775,746	3,953,563

Other income (expense):
Interest expense and bank fees, net	(255,951)	(180,172)	(690,962)	(422,965)
Foreign exchange transaction loss	(3,538)	-	(9,443)	-
Subsidy income	-	-	38,044	-
Other income (expense), net	12,756	731	68,859	48,911

Total other income (expense)	(246,733)	(179,441)	(593,502)	(374,054)

Income before provision for income taxes	669,724	1,066,935	3,182,244	3,579,509

Provision for income taxes	168,598	134,654	841,943	449,455
Net income	$501,126	$932,281	$2,340,301	$3,130,054
Net income per share–basic and dilutive	$0.03	$0.07	$0.16	$0.25
Shares used in computing net income
per share–basic and dilutive	14,632,553	12,688,016	14,390,376	12,688,016

See accompanying notes to the unaudited condensed consolidated financial statements

SOONER HOLDINGS, INC.

Condensed Consolidated Statements Of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,340,301	$3,130,054
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	440,910	370,961
Change in assets and liabilities:
Accounts receivable	1,725,837	(3,655,071)
Prepaid expenses and other current assets	(1,328,616)	(418,730)
Inventories	(1,540,451)	(1,184,748)
Accounts payable and other liabilities	781,574	(275,794)
Customer deposits	(234,899)	361,240
Taxes payable	857,061	716,173
Net cash provided by (used in) operating activities	3,041,717	$(955,915)

Cash flows from investing activities:
Net proceeds from bank notes receivable	(667,076)	-
Deposit for construction in progress	(7,168,366)	(1,032,425)
Purchase of plant and equipment	(3,631,092)	(361,645)
Additions to land use rights	-	(875,829)
Restricted cash for issuance of bank notes payable	(552,183)	287,028
Net cash used in investing activities	(12,018,717)	$(1,982,871)

Cash flows from financing activities:
Net proceeds from issuance of short term loan	4,757,147	5,868,200
Net proceeds from issuance of notes payable	1,104,365	(1,224,253)
Related party receivable	1,351,981	(4,211,467)
Related party payable	461,897	(408,881)
Proceeds from capital contributions	1,149,970	2,998,328
Net cash provided by financing activities	8,825,360	$3,021,927

Net (decrease) increase in cash	(151,640)	83,141
Effect of exchange rate changes	39,855	36,955
Cash at beginning of period	1,084,204	1,619,559
Cash at end of period	$972,419	$1,739,655

See accompanying notes to the unaudited condensed consolidated financial statement

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, together with management’s discussion and analysis of the Company’s financial condition and results of operations, contained in our Annual Report on Form 8-K/A for the fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (SEC) on May 4, 2011 and the Form 10K/A and 10 K/A filed on June 13, 2011 and the Form 8K/A filed on July 25, 2011. The accompanying condensed consolidated financial statements include all wholly-owned subsidiaries and all entities over which the Company exercises the power to control and direct activities significantly impacting financial performance. All significant intercompany accounts and transactions have been eliminated in consolidation.

On February 14, 2011, Sooner Holdings Inc., an Oklahoma corporation, entered into a Securities Exchange Agreement with R.C. Cunninghham II and R.C. Cunningham III (collectively, the “Control Shareholders”) and Chinese Weituo Technical Limited (Chinese Weituo), a BVI corporation and its shareholders, China Changsheng Investment Limited, a BVI company, China Longshan Investment Limited, a BVI company, High-Reputation Assets Management Longshan Limited, a BVI company, Joint Rise Investment Limited, a BVI company, and W-Link Investment Limited, a BVI company (collectively, the “Chinese Weituo Shareholders”), pursuant to which the Company acquired 100% of the issued and outstanding capital stock of Chinese Weituo in exchange for the issuance of 19,200 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible to one thousand shares of common stock, $0.001, par value which will constitute approximately 96.0% of the Company’s issued and outstanding common stock on an as converted basis and after giving effect to a proposed share consolidation. Subsequent to the completion of the Securities Exchange Agreement, the Company intends to amend its articles to change its name and effect a 1-for-18.29069125 share consolidation.

The following unaudited combined condensed consolidated financial statements have been prepared to give effect to the merger of Chinese Weituo and the Company as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Chinese Weituo is considered to be acquiring the Company in the merger and the Company does not meet the definition of a business in accordance with ASC Topic 805, Business Combinations, because the Company had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to ASC Topic 805. Consequently, all of the assets and liabilities of the Company have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles will be recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Basis of Presentation, Description of the Company, and Liquidity, continued

History of Sooner Holdings, Inc.

Sooner Holdings, Inc., an Oklahoma corporation, was formed in 1986 to enter the in-home soda fountain business. the Company never developed this business into a national market. Subsequently, the Company evolved into a multi-subsidiary holding company in diverse businesses. From 1993, when the Company was restructured, until June 1998 the Company sought acquisitions. In November 1987, the Company acquired, through its subsidiary Charlie Business Park Incorporated, a business park from R.C. Cunningham II, the Company’s then president and a director. In June 1998 the Company acquired, through its subsidiary ND Acquisition Corp., the assets and certain liabilities of New Direction Centers of America, LLC and entered the minimum-security correctional business. In May 2000, the Company purchased the rights to a new, Class 5, hardware and software computer-based platform that resembles the computer-based soft switch. We named it “Cadeum” and organized a wholly-owned subsidiary, Sooner Communications, Inc., through which we proposed to market Cadeum to telecommunications carriers.

Until the events described below, the Company operated the three above-described businesses through three subsidiaries, ND Acquisition Corp., Charlie O Business Park Incorporated and Sooner Communications, Incorporated. These subsidiaries and a brief summary of their businesses are as follow:

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

As a result of business activities and the rapid growth undertaken in the last year, the Company has significantly increased short-term debt obligations. The Company significantly decreased its accounts receivable in the current quarter and collected receivables from distributors during July to September 2011. The Company believes with the collection of these account receivable they will have sufficient cash from operations and access to other sources of funding to fund operations and continue the growth plans of the Company for the next 12 months. If the Company cannot fund its obligations from operating cash flows, they will be forced to seek additional equity or debt funding. The Company had a total credit line of approximately $25.90 million available under the accumulation of all the available short-term loan facilities as of September 30, 2011.

Business Description

The Company, through its wholly owned subsidiary Shishi Feiying Plastic Co., Ltd. (SFP) operates two factories, one for the production of PU leather (PU leather factory) and one for the production of flip-flops and slippers (footwear factory). Both factories are strategically located in Fujian Province, the shoe manufacturing center in China. This puts the Company in close proximity to its target customers.
Liquidity
For the three month and nine month periods ended September 30, 2011, the Company had net income of $501,126 and $2,340,301, respectively, and cash provided by operations was $3,041,717 for the nine month period ended September 30, 2011. However, as of September 30, 2011, liquid assets consisted primarily of cash of $972,419, and our liabilities exceed our current assets by $7,712,069. The liquidity imbalance on the condensed consolidated balance sheet is primarily due to the fact that the Company is investing towards its future expansion plans.
Management believes that it has the ability to delay or reduce expenditures if necessary in order to continue to operate the business for the foreseeable future. In addition, the Company is exploring options to refinance current debt as long term debt and is pursuing raising strategic capital. Failure to generate sufficient cash flows from operations, reduce spending or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives.
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

Accounts Receivable

Accounts receivable are reported at net realizable value. Based upon factors pertaining to the credit risks of specific customers, historical trends, age of the receivable, and other information, management has determined that no allowance for doubtful accounts was necessary as of September 30, 2011 and December 31, 2010. Delinquent accounts are written off when it is determined that the amounts are uncollectible.

Concentration of Credit and Other Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, restricted cash, accounts receivable, and related party receivable. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through September 30, 2011. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the People’s Republic of China (PRC).

The Company does not require collateral or other security to support the accounts receivable or related party receivable. We are exposed to credit risk in the event of nonpayment by customers or related parties to the extent of amounts recorded on the balance sheet. Four distributors accounted for 64.02% of our accounts receivable balance as of September 30, 2011 and one distributor accounted for 62.31% of our accounts receivable balance as of December 31, 2010. Three distributors accounted for 48.06% of our revenue for the three months ended September 30, 2011 and one distributor accounted for 20.39% of our revenues for the three months ended September 30, 2010. One distributor accounted for 16.07% of our revenue for the nine months ended September 30, 2011 and two distributors accounted for 30.65% of our revenue for the nine months ended September 30, 2010

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economical, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency.

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

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of our Company is the Renminbi (RMB) the official currency of the People’s Republic of China. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the nine month periods ended September 30, 2011 and 2010. Currency translation adjustment results from translation to U.S. Dollars for financial reporting purposes are recorded in other comprehensive income as a component of stockholders’ equity. Transactional gains and losses from sales outside the PRC are recorded when realized in other income (expense).

A summary of the conversion rates for the periods presented is as follows:

	September 30,		December 31,
	2011	2010	2010

Period end RMB: U.S. Dollar exchange rate	6.4018	6.6981	6.5910
Average RMB: U.S. Dollar exchange rate	6.4231	6.7803	6.7599

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

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $56,087 and $147,953 for the three month periods ended September 30, 2011 and 2010 and $253,711 and $306,872 for the nine month periods ended September 30, 2011 and 2010,respectively.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in the update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 modifies Step 1 of the goodwill impairment test so that for reporting units with zero or negativecarrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

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

3.	Consolidation of Variable Interest Entity

San Ming has been determined to be a variable interest entity (VIE) in which the Company holds a significant variable interest and is the primary beneficiary due to the relationship with Mr. Ang and Hong Kong Weituo. Accordingly, the financial position and results of operations have been combined with the Company’s financial statements as of September 30, 2011 and December 31, 2010 in accordance with ASC Subtopic 810-10, Combined Financial Statements. San Ming is in the process of building a new plant facility and has not incurred any significant expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	Consolidation of Variable Interest Entity, continued

The components of San Ming’s balance sheet are as follows:

September 30,
2011

Cash	12,661
Inventory	359,239
Deposits for construction in progress	15,598,118
Construction in progress	4,247,568
Land use rights	913,805
Tax receivable	228,998
Intercompany receivable	57,655
Accounts payable	297,511
Intercompany payable	15,189,336
Other payable	552,881
Owner’s capital	5,352,378
Retained earnings (deficit)	(22,722)
Accumulated other comprehensive income	48,660

4.	Stockholders’ Equity

Reverse Merger

These unaudited condensed consolidated financial statements have been prepared to give effect to the merger of the Company and Chinese Weituo as a reverse acquisition and a recapitalization; therefore, Chinese Weituo, its wholly owned entities, and the consolidated VIE will be deemed to be the acquiring company for accounting purposes.

Earnings per share

Basic and diluted net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period.

5.	Related Party Receivable

The components of the Company’s related party receivable as of September 30, 2011 and December 31, 2010 consists of amounts due from employees, and from one company Mr. Ang also owns. Money is borrowed and repaid on an ongoing basis, thus, there has never been a formal note or any interest paid from or to any of these parties (see Note 11).

	September 30,	December 31,
	2011	2010

Fujian Feiying Plastic Co., Ltd.	$-	$1,271,431
Other–employees	-	63,114

	$-	$1,334,545

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
6.	Inventories

The components of the Company’s inventories are as follows:

	September 30,	December 31,
	2011	2010

Raw materials	$4,887,357	$2,087,233
Work in process	3,499,266	2,788,210
Finished goods	352,875	2,092,596

Total inventories	$8,739,498	$6,968,039

7.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	September 30,	December 31,
	2011	2010

Machinery and equipment	$6,634,151	$5,208,163
Office equipment	238,622	63,978
Transportation equipment	11,778	79,228
Buildings and improvements	6,316,815	6,141,571

	13,201,366	11,492,940

Less accumulated depreciation	(2,250,305)	(1,773,860)

	10,951,061	9,719,080

Construction in progress and construction material	4,247,568	1,870,844

Total plant and equipment, net	$15,198,629	$11,589,924

Depreciation expense related to property and equipment was $144,750 and $119,260 for the three month periods ended September 30, 2011 and 2010 and $406,886 and $347,316 for the nine months ended September 30, 2011 and 2010, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated
	Remaining	September 30,	December 31,
	Life	2011	2010

Land use rights–Shishi Feiying	42 years	$292,105	$283,720
Land use rights–Shishi Feiying	32 years	788,916	766,269
Land use rights–San Ming	49 years	937,236	910,332

		2,018,257	1,960,321
Less accumulated amortization		205,372	166,825

Total land use rights, net		$1,812,885	$1,793,496

Amortization expense related to land use rights was $11,759 and $11,139 for the three month periods ended September 30, 2011 and 2010 and $34,024 and $23,644 for the nine months ended September 30, 2011 and 2010, respectively.

Amortization of land use rights attributable to future periods is as follows:

Twelve-month period ending September 30:
2011	$47,192
2012	47,192
2013	47,192
2014	47,192
2015	47,192
Thereafter	1,576,925

$1,812,885

9.	Short-Term Loans and Notes Payable

The components of the Company’s short-term loans and notes payable are as follows:

	September 30,	December 31,
	2011	2010

Short-term loans:
Loans due to financial institutions	$16,479,740	$11,310,878
Notes payable:
Loans due to financial institutions	1,405,855	275,376

Total short-term loans and notes payable	$17,885,595	$11,586,254

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

9.	Short-Term Loans and Notes Payable, continued

All short-term loans are due within one year and have interest rates ranging from 6.63% to 7.26% and 4.78% to 5.84% during 2011 and 2010, respectively. As of September 30, 2011, all of the loans are secured by guarantors. At September 30, 2011, the Company had a total credit line of approximately $25.90 million available under the accumulation of all the available short-term loan facilities.

Notes payable are due to financial institutions with maturity dates of less than one year. All have interest rates ranging between 5.56% to 6.97% and 5.00% to 6.13% during quarter ended September 30, 2011 and December 31, 2010, respectively. The notes payable are not secured, but do require cash to be held in reserve of 20% to 100% of the total outstanding notes payable. Restricted cash related to these notes payable was $702,927 and $137,688 at September 30, 2011 and December 31, 2010, respectively.

10.	Commitments and Contingencies

Third Party Guarantees

The Company entered into agreements as debt guarantor for one party. The guaranteed amount is approximately $781,030 and $5,850,750 as of September 30, 2011 and December 31, 2010, respectively.

Other parties also acted as a debt guarantor for the Company. As of September 30, 2011, the Company’s loans guaranteed by other parties are approximately $11,598,300.

The Company has not historically incurred any losses due to such debt guarantees. Additionally, the Company has determined that the fair value of the guarantees is immaterial.

11.	Related Party Payable

The components of the Company’s payable to related parties consist of following:

	September 30,	December 31,
	2011	2010

Fujiang Feiying Plastic Co., Ltd	$67,153	$-
Other–employees	319,441	198,756
Ang Kang Han	287,451	-
	$674,045	$198,756

12.	Related Party Transactions

Changsheng is 100% owned by Mr. Ang. Changsheng holds the land use rights for the land under the footwear factory. The Company pays Shishi Changsheng rent under a four-year agreement, which expires on December 31, 2011. For the three month periods ended September 30, 2011 and 2010, the Company had rental expense of approximately $9,140 and $8,659, respectively, in accordance with the rental agreement. For the nine month periods ended September 30, 2011 and 2010, the Company had rental expense of approximately $27,097 and $25,861, respectively, in accordance with the rental agreement.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At September 30, 2011 and December 31, 2010, the Company had a receivable from Fujian Feiying Plastic Co., Ltd. (FFP) of $0 and $1,271,431, respectively. The Company also had a payable to FFP of $67,153 and $0 at September 30, 2011 and December 31, 2010, respectively. FFP is a China WFOE 100% owned by Mr. Ang, SFP’s majority owner. FFP was incorporated on June 24, 2008 for the purpose of building a second factory for the production of PU leather in Fujian. Cash is being transferred between the two companies for cash flow purposes without a formal note or interest payments on the amounts loaned. The construction of the new plant has not started yet while FFP secures the land use rights from the Chinese government. On January 17, 2011, FFP, Mr. Ang, and Hong Kong Weituo entered into a call option agreement (FFP Agreement) whereby Hong Kong Weituo has the right to purchase FFP from Mr. Ang for 90% of the net tangible asset value of FFP. The net tangible asset value will be determined by an independent third-party appraiser. The FFP Agreement will expire January 17, 2012. In consideration of the FFP Agreement, Hong Kong Weituo paid Mr. Ang $152,000. The consideration will be applied towards the purchase price if the FFP Agreement is exercised. The FFP Agreement also stipulates that FFP and SFP are separate entities and that there are not any guarantees or commitments for the Company to perform or be liable for any of the debts or commitments of FFP or Mr. Ang as the owner of FFP. FFP is currently inactive while FFP acquires the necessary land lease contracts to operate a PU leather factory. If the FFP agreement is not exercised, the consideration paid will be forfeited.

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

SFP is subject to applicable local tax statutes and is governed by the Income Tax Law of the PRC concerning wholly foreign owned enterprises (WFOE) and local income tax laws (the PRC Income Tax Law). Pursuant to the PRC Income Tax Law, the Company is subject to tax at a statutory rate of 25% and 12.5% for the three month and nine month periods ended September 30, 2011 and 2010, respectively.

Income before provision of income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

U.S. Operations	-	-	-	-
China Operations	$669,724	1,066,935	$3,182,244	3,579,508
Total	$669,724	1,066,935	$3,182,244	3,579,508

The provision for income taxes includes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current:
China Operations	$168,598	134,654	$841,943	449,455
Income tax provision	$168,598	134,654	$841,943	449,455

14.	Segment Reporting

The Company operates in two reportable segments: the PU leather segment and the footwear segment. In the PU leather segment, the Company manufactures synthetic polyurethane leather. In the footwear segment, the Company manufactures flip-flops and slippers. Our revenues arise from the sale of PU leather and footwear.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.	Segment Reporting, continued

Revenue information shown by geographic region is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

China	$5,970,178	$5,665,452	$19,034,603	$16,624,283
Middle East	517,250	584,662	1,856,748	1,792,976
Africa	553,661	866,112	1,787,114	2,288,734
	$7,041,089	$7,116,226	$22,678,465	$20,705,993

Revenues are attributed to countries based on location of end customers.

Information on reportable segments for the three month periods ended and nine month periods ended September 30, 2011 and 2010 and as of September 30, 2011 and December 31, 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales:
PU leather	$5,891,409	$5,378,008	$18,537,783	$16,214,181
Footwear	1,149,680	1,738,218	4,140,682	4,491,812
Total	7,041,089	7,116,226	22,678,465	20,705,993
Cost of revenues:
PU leather	4,611,360	4,280,519	13,987,401	12,324,908
Footwear	1,123,052	1,258,994	3,932,281	3,606,959
Total	5,734,412	5,539,513	17,919,682	15,931,867
Operating expenses:
Unallocated	390,220	330,337	983,037	820,563
Income from operations	$916,457	$1,246,376	$3,775,746	$3,953,563

	September 30,	December 31,
	2011	2010
Plant and equipment, net:
PU leather	$14,777,881	$11,141,599
Footwear	420,748	448,325
Total identifiable assets	$15,198,629	$11,589,924

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report. See also Risk Factors contained in our amended current report on Form 8-K/A filed on October 11, 2011 and subsequent Securities and Exchange Commission (“SEC”) filings.

Overview

On February 14, 2011, we entered into a Securities Exchange Agreement with R.C. Cunningham II and R.C. Cunningham III and Chinese Weituo Technical Limited (Chinese Weituo), a BVI corporation and its shareholders, China Changsheng Investment Limited, a BVI company, China Longshan Investment Limited, a BVI company, High-Reputation Assets Management Longshan Limited, a BVI company, Joint Rise Investment Limited, a BVI company, and W-Link Investment Limited, a BVI company, pursuant to which we acquired 100% of the issued and outstanding capital stock of Chinese Weituo in exchange for the issuance of 19,200 shares of our Series A Preferred Stock. Each share of Series A Preferred Stock is convertible to one thousand shares of common stock, $0.001, par value which will constitute approximately 96.0% of Sooner Holdings’ issued and outstanding common stock on an as converted basis and after giving effect to a proposed share consolidation. Subsequent to the completion of the Securities Exchange Agreement, we intend to amend our articles to change our name and effect a 1-for-18.29069125 share consolidation as soon as the staff of the SEC indicate that they have no further comments on our Form 8-K, as amended, reporting the Securities Exchange Agreement or on our other SEC periodic reports.

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

Mr. Ang Kan Han is our chairman of the board, president and largest shareholder.  Mr. Ang is also known as “Hong Jiang Han” which is Mr. Ang’s Mandarin name spelled in English.  As discussed, we intend to acquire a new PU leather factory currently under construction.  Mr. Ang incorporated Feiying Industrial Co., Ltd. (San Ming) a wholly-foreign owned enterprises (WFOE) in the PRC, to build the PU leather factory in the DaTain technology park in Fujian province.  Construction on the San Ming facility in DaTian city began in June 2010.  There are three phases for the new PU leather factory.  Phase 1 is still under way and consists of construction of the actual facilities that will house the production center and the purchases and installation of 3 wet process production lines, 2 dry process production lines and installation of recycling equipment to recapture and recycle chemicals used in the production process. Phase 1 is to be completed at the end of this year or early next year with a cost to date of approximately $16 million and an estimated completion cost of approximately $22 million. The actual cost has exceeded the proposed budget primarily due to increase in material costs, construction worker compensation and exchange rate fluctuations. Further fluctuations in cost may be affected by factors such as weather or testing and reforming of machinery.  Phase 2 will begin in approximately the 4th quarter of 2011 but timing is somewhat dependent on PU leather demand and the availability of capital resources.  Phase 2 will consist of the expansion from 3 wet processing lines to 9 wet processing lines, from 2 dry process lines to 7 dry processing lines, and the addition of a resin plant and 5 base-cloth production lines.  Phase 2 is estimated to cost between $15 and $23 million, but such estimate may be revise once Phase 1 has been completed and operated for a period of time.  We intend to fund phase 2 from the sale of equity instruments and bank financing.  After the construction of Phase 2, assuming that we exercise our call option to acquire San Ming, we will decide how to proceed on Phase 3. Phase 3 consists of installing new wet and dry processing lines to manufacture super-fiber PU leather, and the ability to produce PU leather for other industries at high capacity.

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

Currently, from an accounting perspective, we have determined that San Ming is a variable interest entity (VIE) because of its insufficient capital to carry out its principal operating activity (the construction of a PU leather factory), and that we are the primary beneficiary.  Accordingly, the financial position of San Ming was consolidated in our financial statements for the year ended December 31, 2010 and for the nine months ended September 30, 2011.  We will continue to reassess San Ming’s status as a VIE including any potential change in it’s VIE status.

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

Results of Operations

Comparison of three months ended September 30, 2011 and 2010

The following table sets forth certain information regarding our results of operation.

	Three months ended September 30,
	2011	As % of Revenues	2010	As % of Revenues
Revenues	$7,041,089	100%	$7,116,226	100%
Cost of Revenues	5,734,412	81%	5,539,513	78%
Gross Profit	1,306,677	19%	1,576,713	22%
Selling	76,505	1%	184,005	3%
General and administrative	313,715	4%	146,332	2%
Total operating expenses	390,220	6%	330,337	5%
Income from operation	916,457	13%	1,246,376	18%
Interest expense and bank fees, net	(255,951)	-4%	(180,172)	-3%
Foreign exchange transaction loss	(3,538)	-%	-	-%
Subsidy income	-	-%	-	-%
Other income (expense), net	12,756	-%	731	-%
Total Other income (expense)	(246,733)	-4%	(179,441)	-3%
Income before provision for income taxes, net	669,724	10%	1,066,935	15%
Provision for income taxes	168,598	2%	134,654	2%
Net income	$501,126	7%	$932,281	13%

Revenues

Revenues were $7,041,089 and $7,116,226 for the three months ended September 30, 2011 and 2010 respectively. Revenues decreased by $75,137, or 1.07% for the three months ended September 30, 2011, compared to the same period in 2010.  Revenues for PU leather and footwear were $5,891,409 and $1,149,679, respectively, for three months ended September 30, 2011, compared to $5,378,008 and $1,738,219, respectively for three months ended September 30, 2010. An increase 9.5% in revenue for our PU leather business was primarily due to increasing order quantity from existing distributors and customers. Sales from our footwear segment materially dropped because some of our overseas customers have experienced a reduction in demand.  Therefore they took less orders compared to same period in 2010. We continued to produce our private label “WinTop” flip-flop. Historically, a majority of our footwear sales are to Ransford Limited who sells our footwear products in Africa and the Middle East. Ransford accounted for 97.57% and 83.46% of our footwear sales for the three months ended September 30, 2011 and 2010, respectively.

Cost of Revenues

Cost of revenues includes our costs of raw materials and salaries of workers. Cost of revenues was $5,734,412 and $5,539,513 for the three months ended September 30, 2011 and 2010, respectively. Cost of revenues for the three months ended September 30, 2011 increased by $194,899, or by 3.52%, compared to the same period in 2010. Stated as a percentage of revenues, cost of revenues for the three months ended September 30, 2011, was 81% and for the corresponding period of 2010 was 78%.  Primarily due to the increase in raw materials and labor costs, the percentage of cost of revenues increased during the three months ended September 30, 2011 as compared to the same period for the prior year.  The cost of revenues for PU leather and footwear was $ 4,611,360 and $1,123,052 for the three months ended September 30, 2011 respectively, and $4,280,519 and $1,258,993 for the same period in 2010. Resins and base-cloth represents 80% of the cost of revenues for PU leather. PVC resins, other chemical materials, and labor cost represents 20% of the cost of revenues for footwear. Our ability to control that cost by producing our own resins has contributed to the stability in our cost of revenues as a percent of sales. As part of phase 2 of the San Ming construction project, we will also produce our own base-cloth.

Gross Margin

Gross margin was $1,306,677 and $1,576,713 for the three months ended September 30, 2011_ and 2010, respectively. Gross margin for the three months ended September 30, 2011 decreased by $270,036 or by 17.13% compared to the same period in 2010.  The decrease of gross margin was mainly due to an increase in raw materials and labor costs, and our sales of footwear had decreased approximately 34% during the three months ended September 30, 2011, compared to same period in 2010.

Operating Expenses

General and Administrative.

General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $313,715 and $146,332 for the three months ended September 30, 2011 and 2010, respectively. General and administrative expenses increased as a percentage of revenue from 2% for three months ended September 30, 2010 to 4% for the same period in 2011 primarily due to salary costs associated with hiring more personnel, increase in salary for existing employees and a significant increase in professional services approximately $120,000, including audit fees, legal fees, XBRL and other fees related to being public.

Selling Expenses.

Sales and marketing expenses include delivery, freight and expenses to move products. Sales and marketing expenses were $76,505 and $184,005 for the three months ended September 30, 2011 and 2010 respectively. As a percentage of revenues, selling expense decreased from 3% to 1% for the three months ended September 30, 2011 compared to the same period in 2010. Selling expense is generally a variable cost for the Company and we expect it to remain fairly consistent, but it is dependent on fuel and other delivery prices. For the three months ended September 30, 2011, selling expenses decreased primarily due to a decrease in sales for our footwear section. The shipping fees for our footwear export business are the main portion of our selling expenses.  We will try to find more affordable means to ship and have goods delivered, especially in our footwear business segment where a significant portion of our sales are to Africa and the Middle East.

Other Income (Expense).

Net other expense was ($246,733) and ($179,441) for the three months ended September 30, 2011 and 2010 respectively. The increase in other expense was primarily attributable to an increase in interest expense due to the increase of bank borrowings related to the advancement of funds to San Ming for the construction of a new PU leather facility.  The Company continually shops various banking facilities to keep interest rates as low as possible. There is a general increase in interest rates as the PRC has increased rates to fight inflation.

Income Tax Provision

Income tax provision was $168,598 and $ 134,654 for the three months ended September 30, 2011 and 2010, respectively. Income tax provision for the three months ended September 30, 2011 increased by $33,944 or by 25.21% compared to the same period in 2010 because in 2011 the Company no longer enjoyed the preferential income tax holiday rate of 12.5% in 2010 and is paying the normal income tax rate of 25% in 2011.

Net Income

Net income was $501,126 and $932,281 for the three months ended September 30, 2011 and 2010 respectively. Net income for the three months ended September 30, 2011 decreased by $431,155 or by 46.25% compared to the same period in 2010 primarily because of an increase of income tax, cost of sales, and due to a decrease in revenues.

Comparison of nine months ended September 30, 2011 and 2010

The following table sets forth certain information regarding our results of operation.

	Nine months ended September 30,
	2011	As % of Revenues	2010	As % of Revenues
Revenues	$22,678,465	100%	$20,705,993	100%
Cost of Revenues	17,919,682	79%	15,931,867	77%
Gross Profit	4,758,783	21%	4,774,126	23%
Selling	320,400	1%	422,015	2%
General and administrative	662,637	3%	398,548	2%
Total operating expenses	983,037	4%	820,563	4%
Income from operation	3,775,746	17%	3,953,563	19%
Interest expense and bank fees, net	(690,962)	-3%	(422,965)	-2%
Foreign exchange transaction loss	(9,443)	-%	-	-%
Subsidy income	38,044	-%	-	-%
Other income (expense), net	68,859	-%	48,911	-%
Total Other income (expense)	(593,502)	-3%	(374,054)	-2%
Income before provision for income taxes, net	3,182,244	14%	3,579,509	17%
Provision for income taxes	841,943	4%	449,455	2%
Net income	$2,340,301	10%	$3,130,054	15%

Revenues

Revenues were $22,678,465 and $20,705,993 for the nine months ended September 30, 2011 and 2010 respectively. Revenues increased by $1,972,472, or 9.53% for the nine months ended September 30, 2011, compared to the same period in 2010.  Revenues for PU leather and footwear were $18,537,783 and $4,140,681, respectively, for the nine months ended September 30, 2011, compared to $16,214,181 and $4,491,813, respectively, for nine months ended September 30, 2010.

The increase in revenue for our PU leather business was due to a increase in orders from existing distributors. In addition, according to our distributors, the market for PU leather in China has increased since second half year of 2010.  In this regard, we entered into a cooperation agreement with one of our distributors, Yuanfeng.  Under the Yuanfeng agreement, Yuanfeng wished to expand its distribution market and wanted to stock our products for their expansion.  Therefore, we agreed to extent certain credit up to $3.79 million to Yuanfeng for one year for which Yuanfeng will pay us interest at a rate equal to a 15% discount of the one-year bank interest rate.  Most of the revenue related to Yuanfeng agreement was recognized during the second quarter 2010 through the end of 2010.  Sales from our footwear segment were materially unchanged as we continued to produce our private label “WinTop” flip-flop. Historically, a majority of our footwear sales are to Ransford Limited who sells our footwear products in Africa and the Middle East. Ransford accounted for 88.01% and 87.26% of our footwear sales for the nine months ended September 30, 2011 and 2010, respectively.

Cost of Revenues

Cost of revenues includes our costs of raw materials and salaries of workers. Cost of revenues was $17,919,682 and $15,931,867 for the nine months ended September 30, 2011 and 2010, respectively. Cost of revenues for the nine months ended September 30, 2011 increased by $1,987,815, or by 12.48%, compared to the same period in 2010. The increase in cost of revenues was primarily attributable to the increase in the purchase of raw materials due to the increase in sales. Stated as a percentage of revenues, cost of revenues for the nine months ended September 30, 2011, was 79% and for the corresponding period of 2010 was 77%. Primarily due to the increase in raw materials and labor costs, the percentage of cost of revenues increased during the nine months ended September 30, 2011 as compare to the same period for the prior year.  The cost of revenue for PU leather and footwear was $13,987,401 and $3,932,281 for the nine months ended September 30, 2011 respectively, and $12,324,908 and $3,606,958 for the same period in 2010. Resins and base-cloth represents approximately 80% of the cost of revenues for PU leather. PVC resins, other chemical materials, and labor cost represents approximately 20% of the cost of revenues for footwear. Our ability to produce our own resins has assisted us in mitigating increases in our cost of revenues as a percent of sales.  As part of phase 2 of the San Ming construction project, assuming we elect to acquire San Ming, we intend to produce our own base-cloth.

Gross Margin

Gross margin was $4,758,783 and $4,774,126 for the nine months ended September 30, 2011 and 2010, respectively. Gross margin for the nine months ended September 30, 2011 decreased by $15,343 or by 0.32% compared to the same period in 2010. There were no material changes in gross margin between two periods. The gross margin decreased because the percentage of increase of revenue was less than the percentage of increase of main operating costs. During the nine months ended September 30, 2010, we had an agreement Yuanfeng which led to more sales, but there was no similar agreement with Yuanfeng during the nine months ended September 30, 2011.

Operating Expenses

General and Administrative.

General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $662,637 and $398,548 for the nine months ended September 30, 2011 and 2010, respectively. General and administrative expenses increase as a percentage of revenue from 2% for nine months ended September 30, 2010 to 3 % for the same period in 2011.  During the second quarter, general and administrative costs increased primarily due to salary costs associated with hiring more personnel, increase in salary for existing employees approximately 13% and a significant increase in professional services, including audit fees, legal fees, XBRL and other fees related to the listing on the public.

Selling Expenses.

Sales and marketing expenses include delivery, freight and expenses to move products. Sales and marketing expenses were $320,400 and $422,015 for the nine months ended September 30, 2011 and 2010 respectively. As a percentage of revenues, selling expense decreased from 2% for the nine months ended September 30, 2010 to 1% for the same period in 2010.  The main reason was due to sales from our footwear had decreased for the third quarter in 2011. Selling expense is generally a variable cost for the Company and we expect it to remain fairly consistent, but it is dependent on fuel and other delivery prices. We try to find more affordable means to ship and have goods delivered, especially in our footwear business segment where a significant portion of our sales are to Africa and the Middle East.

Other Income (Expense).

Net other expense was (593,502) and (374,054) for the nine months ended September 30, 2011 and 2010 respectively. The increase in other expense was primarily attributable to an increase in interest expense due to the increase of bank borrowings related to the advancement of funds to San Ming for the construction of a new PU leather facility.  The Company continually shops various banking facilities to keep interest rates as low as possible. There is a general increase in interest rates as the PRC has increased rates to fight inflation.

Income Tax Provision

Income tax provision was $841,943 and $449,455 for the nine months ended September 30, 2011 and 2010, respectively. Income tax provision for the nine months ended September 30, 2011 increased by $392,488 or by 87.33% compared to the same period in 2010 because in 2011 the Company no longer enjoyed the preferential income tax rate of 12.5% in 2010 and will pay the normal income tax rate of 25% in 2011.

Net Income

Net Income was $2,340,301 and $3,130,054 for the nine months ended September 30, 2011 and 2010 respectively.  Net Income for the nine months ended September 30, 2011 decreased by $789,753 or by 25.23% compared to the same period in 2010 primarily due to an increase in costs of revenues, increase in interest expense and an increase of income tax.

LIQUIDITY AND CAPITAL RESOURCES

We had retained earnings of $12,947,568 and $10,607,267, as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, we had cash and restricted cash of $1,675,346 and total current assets of $17,614,823. We have historically financed our operations with cash flows generated from operations, as well as through loans from related parties and borrowing of short-term bank loans. As of September 30, 2011, we had accounts receivable of $4,600,109, representing 26.11% of our total current assets, compared to $6,171,639, representing 37.98% of total current assets as of December 31, 2010. Our accounts receivable at September 30, 2011 decreased from December 31, 2010 primarily due to the collection from our distributors and customers. During nine months as of September 30, 2011, Yuanfeng, one of our distributors for which we have entered into an agreement to extend a certain amount of credit, has paid approximately 93.67% of its balance outstanding at December 31, 2010.

Total liabilities as of September 30, 2011 were $25,326,892 compared to total liabilities of $16,972,369 as of December 31, 2010. This increase is attributable to primarily to an increase in short-term loans and related party payables related to the advancement of construction cost of the new production facility developed by San Ming.  We anticipate exercising our option to acquire all of the outstanding interests of San Ming. As of September 30, 2011, we had a negative working capital of $7,712,068 and a negative working capital of $720,971 as of December 31, 2010; however, we are gradually collecting our accounts receivable.

During the nine months ended September 30, 2011, we generated cash from operations of approximately $3.04 million.  We expended approximately $12.02 million in investing activities, which primarily consisted of deposits for construction of the new San Ming factory and the purchase of plant and equipment.  We received cash through financing activities of approximately $8.8 million resulting in a total reduction of cash of approximately $152 thousand.  As of September 30, 2011 we have approximately $25.9 million available under the accumulation of all the available short-term credit line facilities.  We believe cash flows from operations will be sufficient to continue funding our operations for the next 12 months.  We intend to continue construction of the new San Ming facility through cash flow from operations and continued borrowing.

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

For the three month and nine month periods ended September 30, 2011, the Company had net income of $501,126 and $2,340,301, respectively, and cash provided by operations was $3,041,717 for the nine month period ended September 30, 2011. However, as of September 30, 2011, liquid assets consisted primarily of cash of $972,419, and our liabilities exceed our current assets by $7,712,069. The liquidity imbalance on the condensed consolidated balance sheet is primarily due to the fact that the Company is investing towards its future expansion plans.

Management believes that it has the ability to delay or reduce expenditures if necessary in order to continue to operate the business for the foreseeable future. In addition, the Company is exploring options to refinance current debt as long term debt and is pursuing raising strategic capital. Failure to generate sufficient cash flows from operations, reduce spending or raise additional capital would have a material adverse effect on the Company’s ability to achieve its intended business objectives.
Below is a summary of our cash flow:

Net Cash Provided by Operating Activities. For the nine months ended September 30, 2011, net cash provided by operating activities was $3,041,717 compared to net cash used in operating activities of ($955,916) for the nine months ended September 30, 2010. The increase in net cash provided by operating activities for the nine months ended September 30, 2011 is primarily related to net income during the period.

Net Cash Used in Investing Activities.   For the nine months ended September 30, 2011, net cash used in investing activities was ($12,018,717) compared to net cash used in investing activities of ($1,982,871) for the nine months ended September 30, 2010. The increase in net cash used in investing activities for the nine months ended September 30, 2011 primarily related to the advancement of funds for the purchase of plant and equipment and prepayment for construction in progress related to San Ming, Phase 1.

Net Cash Provided by Financing Activities. For the nine months ended September 30, 2011, net cash provided by financing activities was $8,825,360 compared to net cash provided by financing activities of $3,021,927 for the nine months ended September 30, 2010. The net cash provided by financing activities consisted primarily of net proceeds from short-term borrowings and related party arrangements and capital contributions.

Loan Facilities. In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans with Chinese banks are for a period of twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs. During the nine months ended September 30, 2011, we borrowed approximately $12.93 million from four banks for working capital needs and repaid approximately $8.09 million. All of our bank borrowings are secured by our land buildings and/or guaranteed by third parties. As of September 30, 2011, the Company and its subsidiaries have the following loan facilities with the following terms:

				Credit	Outstanding as	Interest
Lender	Borrower	Secured	Duration	Limit	Of 9/30/11	Rate
Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by land and building of Shishi Changsheng, a company owned by Mr. Ang, our chairman, president and largest shareholder	11/24/10 -11/16/11	$781,030	$741,979	5.56%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by land and building of Shishi Longshan Plastic Co, a company owned by Mr. Ang, our chairman, president and largest shareholder	11/19/10 –11/15/11	$749,789	$749,789	5.56%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by our land and building	12/14/10 –11/28/11	$1,249,649	$1,093,442	5.56%

China Construction Bank Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by our land and building	1/4/11 –1/4/12	$5,467,212	$1,562,061	5.56%

Industrial Bank Co., Ltd. Shishi Branch*	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	10/19/10-10/18/11	$1,562,061	$1,562,061	5.31%

Shanghai Pudong Development Bank Quanzhou Branch*	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	1/27/11-1/27/12	$5,154,800	$3,124,121	6.97%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarante e by Shishi Lixiang Food Co., Ltd. Secured by account receivable of $156,206	4/27/11-11/25/11	$4,686,182	$132,775	6.6255%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd. Secured by account receivable of $145,272	4/27/11-11/25/11	$4,686,182	$124,965	6.6255%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd. Secured by account receivable of $164,016	4/27/11-11/25/11	$4,686,182	$140,585	6.6255%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd. Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd. Secured by account receivable of $1,143,428	6/10/11-2/10/12	$4,686,182	$968,478	6.6255%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd. Secured by account receivable of $624,824	6/10/11-2/15/12	$4,686,182	$531,101	6.6255%

Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd. Secured by account receivable of $390,515	6/10/11-2/15/12	$4,686,182	$328,033	6.6255%

China Everbright Bank Quanzhou Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	5/6/11-5/5/12	$6,248,243	$3,124,121	7.2565%

China Construction Bank Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by our land and building	7/14/11-7/14/12	$5,467,212	2,889,812	6.8880%

China Everbright Bank Quanzhou Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	9/13/11-3/12/12	$6,248,243	1,562,061	7.015%
				25,898,966	18,635,384

*	Indicates loans guaranteed by Shishi Lixiang Food Co., Ltd. at September 30, 2011. Total guarantee amount by Shishi Lixiang Food Co., Ltd. to the SFP’s benefit is $11,598,300.
The company repaid $2,155,644 of the loans outstanding as of September 30, 2011; therefore the balance of short term loan as of September 30, 2011 was $16,479,740.

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

In China, because the bank lending system is still relatively new, it is common practice for companies to enter into cross-guarantee arrangements in order to secure line of credits with banks.  SFP has entered into such an arrangement with Shishi Lixiang Food Co,. Ltd., also known as Nixian Food, Ltd. (“SLF”) in which we guarantee their performance on certain loans, and vice versa. SLF is not a related party and we do not consolidate SLF into our financial statements.  As of September 30, 2011, we guarantee the following loan facilities for SLF benefit:

Lender	Interest Rate	Duration	Credit Limit	loan for SLF
Shanghai Pudong Development Bank Quanzhou Branch	6.97%	1/27/11-1/27/12	$2,186,885	$781,030
Total			$2,186,885	$781,030

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Because we are a smaller reporting company, this Item 3 is not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  During the quarter ended September 30, 2011, we identified certain reporting errors and omissions in our previously issued financial statements in the Form 10-Qs for March 31, 2011 and June 30, 2011. We subsequently determined that a restatement was required for our interim condensed consolidated financial statements for the quarters ended March 31, 2011 and June 30, 2011. In connection therewith, we filed Form 8-Ks, Item 4.02,  Non-Reliance on Previously Issued Financial Statements or A Related Audit Report or Completed Interim Review, on October 11, 2011, in connection with the restatement of our earnings per share for the quarterly periods ended March 31,2011 and June 30, 2011.  As disclosed in the Form 8-Ks, we revised our calculations of earnings per share to be based on the number of shares of common stock outstanding prior to the proposed reverse stock split and conversion of Series A preferred stock.  Our previous calculations of earnings per share were based on the assumption that proposed reversed stock split and conversion of our Series A Preferred Stock had been effected. In addition, we filed amendments to the Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011 to restate our earnings per share.  As a result of our restatement of our calculations of earnings per share and related amendments to Form 10-Qs for the quarter ended March 30, 2011 and June 30, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations as of September 30, 2011.

Plan of remediation

We continue our efforts to hire additional staffing of accounting professionals with sufficient knowledge of US GAAP and relevant disclosure requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.19	Working Capital Borrowing Contract No. GDQZBZ1105D02 by and between China Everbright Bank Quanzhou Branch and Shishi Feiying Plastic Co., Ltd., dated September 13, 2011
10.20	Working Capital Borrowing Contract No. 2011 Jian Quan shi Dai Zi No.130 by and between China Construction Bank Shishi Branch and Shishi Feiying Plastic Co., Ltd., dated July 14, 2011
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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

SOONER HOLDINGS, INC.

Date: November 10, 2011	By:	/s/ Ang Kang Han
Ang Kang Han
Title: President (Principal Executive Officer)

	By:	/s/ Huang jin Bei
Huang jin Bei
Title: Chief Financial Officer (Principal Financial Officer)