Form 10-K
period 2011-12-31
Flyingeagle PU Technical Corp
filed 2012-04-24
CIK 861370

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐ TRANSITION UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-18344

FLYING EAGLE PU TECHNICAL CORP.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1275261
(State of Incorporation)	(IRS Employer I.D. Number)

Long Shan Development Area

Han Jiang Town,

ShiShi City, Fujian, PRC

86-13505080536

 (Address and telephone number of registrant's principal

executive offices and principal place of business)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the $2.19 average bid and asked price (adjusted to give effect to 1 for 18.29069125 reverse stock split) of such common equity, as of the last business day of registrant’s most recently completed second fiscal quarter (June 30, 2011): $1,755,906.

As of March 15, 2012, there were 20,000,443 shares of the Registrant's Common Stock, par value $0.001 per share, outstanding after giving effect to 1 for 18.29069125 reverse stock split.

Part I

Item 1. Business

Overview

Through our operating company Shishi Feiying Plastic Co., Ltd. (“SFP”), we manufacture synthetic polyurethane leather (“PU leather”) for the shoe industry in Fujian Province, China. Our primary business is the design, manufacturing and sale of PU leather for the shoe manufacturing industry in China. PU leather design can take two forms; formula design, which can produce PU leather with different physical features like high peel strength, water repellency, or tear strength; and pattern design, which includes different colors, roughness of material and possibly patterns on the material. In addition, we manufacture flip-flops and slippers (footwear) for sale in China and abroad. For the years ended December 31, 2011, and 2010, our sales were $22,324,127 and $27,062,512, respectively, for PU leather and $5,531,291 and $5,999,775, respectively, for footwear.

Our PU leather production facilities are strategically located in Fujian Province, which puts us in close proximity to our target customers. We plan to increase our PU leather production capacity and expand our sales to other industries. Currently, all of our PU leather is used in the manufacture of shoes; however, we believe we can extend our services to other PU leather industries like furniture, footballs, basketballs and other sporting equipment and, clothes and suitcases, to name a few. Towards this goal, our growth strategy includes expansion projects to build a new PU leather factory in the DaTian technology park in Fujian province, China where many of our customers are located.

Mr. Ang Kan Han is our chairman of the board, president and largest shareholder. Mr. Ang is also known as “Hong Jiang Han” which is Mr. Ang’s Mandarin name spelled in English. As discussed, we intend to a build a new PU leather factory. Mr. Ang incorporated Feiying Industrial Co., Ltd. (San Ming) a wholly-foreign owned enterprises (WFOE) in the PRC, to build the PU leather factory in the DaTian technology park in Fujian province. To facilitate the building of the PU leather factory, we have, through our wholly-owned subsidiary SFP, from time to time advanced funds to San Ming. Further, we have entered into a call option agreement with Mr. Ang to allow us to purchase San Ming which owns certain land rights and is building a factory in DaTian technology park for 90% of the net tangible asset value at the time of the exercise. Because Mr. Ang is our president and chairman of the board, we have the power to direct the activities of San Ming. We have also determined that San Ming currently has not been adequately capitalized to carry out its principal operating activities, which is to build a PU leather factory. It is currently the Company’s intention to exercise the call option agreement. The San Ming factory finished testing its production lines and began to sell product in first quarter 2012. We intend to exercise the call option with San Ming by the end of 2012.

From an accounting perspective, we have determined that San Ming is a variable interest entity (VIE) because of its insufficient capital to carry out its principal operating activity (the construction of a PU leather factory), and that we are the primary beneficiary. Accordingly, we have consolidated the financial position of San Ming in our financial statements for the year ended December 31, 2011 and 2010. We will continue to reassess San Ming’s status as a VIE including any potential change in VIE status.

In January, 2012, we changed our name to Flying Eagle PU Technical Corporation and completed a reverse stock split on a 1-for- 18.29069125 shares of common stock. References to the number of shares of common stock discussed in this annual report give effect to the reverse stock split.

History

Flying Eagle PU Technical Corporation

Our company, Flying Eagle PU Technical Corporation (formerly Sooner Holdings, Inc.), an Oklahoma corporation, was formed in 1986 to enter the in-home soda fountain business. We never developed this business into a national market. Subsequently, we evolved into a multi-subsidiary holding company in diverse businesses. From 1993, when we were restructured, until June 1998 we sought acquisitions. In November 1987 we acquired, through our subsidiary Charlie O Business Park Incorporated, a business park from R.C. Cunningham II, our then president and a director. In June 1998 we acquired, through our subsidiary ND Acquisition Corp., the assets and certain liabilities of New Direction Centers of America, LLC and entered the minimum-security correctional business. In May 2000 we purchased the rights to a new, Class 5, hardware and software computer-based platform that resembles the computer-based soft switch. We named it "Cadeum" and organized a wholly owned subsidiary, Sooner Communications, Inc., through which we proposed to market Cadeum to telecommunications carriers.

Until the events described below, we operated the three above-described businesses through three subsidiaries, ND Acquisition Corp., Charlie O Business Park Incorporated and Sooner Communications, Incorporated. These subsidiaries and a brief summary of their businesses are as follow:

•	ND Acquisition Corp . ND Acquisition Corp. (NDAC) owned and operated a minimum-security correctional facility for women offenders (Northgate) and a community sentencing facility for men (Eastgate). Both facilities were located in Oklahoma City, Oklahoma. In July 2003 we were notified that the NDAC property was included in an area marked for improvement by the Oklahoma Capital Development Authority. In November 2003 we sold this property to such Authority and exited the correctional facility line of business. Currently, NDAC remains inactive with no assets or liabilities.

•	Charlie O Business Park Incorporated . Charlie O Business Park, Inc. (“CO Park”) operated a multi-unit rental property for business and industrial tenants located in Oklahoma City, Oklahoma. CO Park became an operating subsidiary upon its formation in November 1987 and we owned 100% of the subsidiary. During fiscal year 2002 we were notified by the Oklahoma Department of Transportation (“ODOT”) that the Business Park’s improved real property would be condemned as part of the re-working of Interstate Highway 40. In late July 2003 we settled with ODOT’s appraisers for $4,350,000 for the condemnation of the property. We searched for a replacement property to continue this line of business, but we found none. Currently, CO Park remains inactive with no assets or liabilities.

•	Sooner Communications, Inc . On May 2, 2000 Sooner Communications (“Communications”) subsidiary purchased all the rights to a computer based platform called Cadeum. Cadeum was designed to host computer-based telephony products developed specifically for telecommunication providers. We planned to market these products on a wholesale level to telecommunication carriers. We completed beta testing the answering service section of Cadeum with a large Texas-based regional telecommunication provider. Due to certain interface issues, marketing of the answering service was suspended awaiting a resolution. We resolved these issues in the early second quarter of fiscal 2002, at which time marketing of the answering service was to resume. However, the Texas-based regional telecommunications provider did not resume marketing, due to problems inherent in the telecommunications industry. The Company consider this business to now be defunct with no operations. In preparation of and prior to the closing of the Securities Exchange Agreement, the Company sold all of its shares in Communications to R.C. Cunningham II, our former president and director, for $1.00 for 2011.

Prior to entering into the Securities Exchange Agreement, as discussed below, our business plan was to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value.

Shishi Feiying Plastic Co., Ltd.

All of our business operations are conducted through our wholly-foreign owned Chinese subsidiary, Shishi Feiying Plastic Co., Ltd. (“SFP”). SFP was registered in China as a wholly-foreign owned enterprise under Chinese law in December, 2003. During 2004 and 2005 SFP built its factory, purchased and installed factory equipment and tested and modified the production lines, and perfected the formula for PU leather. In January 2006, SFP began its business of manufacturing and selling PU leather when all of its $5,000,000 capital contribution was fully paid as registered capital.

In 2007, SFP acquired substantially all of the assets, excluding land use rights and buildings, of our footwear business from Shishi Changsheng Shoe Industry Co., Ltd., a wholly-foreign owned enterprise under Chinese law (“Shishi Changsheng”) for approximately $359,518, which represents the book value at the time. Shishi Changsheng has been manufacturing footwear since 1998. The entire consideration was paid upon the transfer of the assets and there were no further conditions or agreements as part of the transaction. Shishi Changsheng was owned and operated by Mr. Ang; therefore the assets were transferred at their net book value with no step-up or –down in basis.

Reverse Acquisition of Chinese Weituo

Pursuant to the Securities Exchange Agreement, we acquired 100% of the issued and outstanding capital stock of Chinese Weituo in exchange for 19,200 shares of Series A Preferred Stock which upon conversion will constitute approximately 96.0% of our issued and outstanding common stock after the consummation of the transaction contemplated by the Securities Exchange Agreement In January 2012, we completed a reverse stock split on a 1-for- 18.29069125 basis on our shares of common stock. In addition, upon completion of the reverse stock split, all of the Series A Preferred Stock were converted into approximately 19,200,000 shares of common stock. As a result of the reverse acquisition, we have assumed the business and operations of Chinese Weituo and its subsidiaries.

For accounting purposes, the reverse acquisition with Chinese Weituo was treated as a reverse acquisition, with Chinese Weituo as the acquirer and Sooner Holdings as the acquired party. Unless the context suggest otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Chinese Weituo.

Corporate Structure

All of our operations are conducted through our Chinese subsidiary SFP. In addition, we have entered into call option agreements to procure the manufacturing facilities to be built by San Ming and Fuijian Feiying Plastic Co., Ltd (“FFP”), both of which are independently owned by Mr. Ang, our chairman, president and largest shareholder. Both call option agreements allow our subsidiary Hong Kong Weituo Technical Limited (“HK Weituo”) to purchase the shares of San Ming and/or FFP, respectively, at 90% of the net tangible asset value as of the date of exercise of the call option to be determined by an independent third party appraiser. The total consideration for the San Ming call option agreement was $5,778,005 (RMB 38,082,546) which consisted of $5,694,515 (RMB 37,532,546) in advances made by SFP to Shishi Changsheng, which obligation was subsequently transferred to Mr. Ang and $83,490 (RMB 550,000) in advances made by SFP to San Ming which obligation was subsequently transferred to Mr. Ang. The $5,778,005 (RMB 38,082,546) in obligations due to SFP by Mr. Ang was cancelled upon the execution of the call option and will be applied towards the purchase price of the San Ming if the call option is exercised. The call option agreement for San Ming expires on January 17, 2014.

The consideration for the FFP call option agreement was $152,000 (RMB 1,000,000) which was paid in July 2011. The $152,000 would have been applied towards the purchase price of FFP if the call option was exercised. The call option agreement for FFP expired on January 17, 2012 and was not exercised. Neither call option agreement provides for a refund of the option consideration if such option is not exercised within the prescribed expiration date. The assignment of the San Ming or FFP shares pursuant to the call option agreements do not require government approval, but need to be filed with the relevant local Chinese authorities. It is our intent to exercise the call option to acquire the San Ming, but we did not exercise our call option to acquire the FFP. Accordingly, the $151,800 consideration for the FFP call option was forfeited. In the event that we do not exercise the call option to acquire the shares of San Ming and such option lapses, San Ming will owe us money for funds advanced subsequent to entering into the call option agreement or otherwise due to us. At the time of the lapse of the FFP call option, FFP did not owe us any funds.

We evaluated our call option agreements for the financial accounting and reporting of interests in certain variable interest entities, which are defined as certain business entities that either have equity investors with voting rights disproportionate to their ownership interests, or have equity investors that do not provide sufficient financial resources for the entities to support their activities. The guidance requires consolidation of such entities by any company that is subject to a majority of the risk of loss from the entities’ activities or is entitled to receive a majority of the entities’ residual returns or both, defined as the primary beneficiary of the variable interest entity.

As of December 31, 2011, San Ming has constructed a PU leather manufacturing facility and was testing the production lines in the fourth quarter 2011. As such, we have determined San Ming to be a variable interest entity to which we are deemed to be the primary beneficiary because of (i) their insufficient capital to carry out their principal operating activities, (ii) our ability, through Mr. Ang, to direct and control San Ming’s activities, (iii) San Ming’s reliance on contribution from Mr. Ang and potentially from us to build the manufacturing facility, and (iv) our intention to exercise the call option agreement.

FFP remains inactive as it is still trying to secure land use rights from the Chinese government. Since FFP has no ongoing business operations, we did not consider FFP to be a variable interest entity for 2011.

We have consolidated San Ming’s financial statements with our financial statements for the year ended December 31, 2011 in accordance with U.S. generally accepted accounting principles.

The chart below presents our current corporate structure:

Our principal executive office is located at Han Jiang Town, ShiShi City Fujian, PRC. Our telephone number at our principal executive office is 86-13505080536.

Products

We have two business divisions; our PU leather division and our footwear division. Our primary business is manufacturing PU leather. We maintain our footwear business because of our established distributors and customers, and low cost of manufacturing.

PU Leather

Development of PU Leather

As natural leather has excellent natural characteristics, it is widely used in the production of commodities and industrial products. With the world's population growth, demand for leather has increased, and the production of natural leather cannot satisfy such demand. To replace the use of natural leather, scientists began to study and develop artificial leather and synthetic leather as early as five decades ago.

Polyvinyl chloride (“PVC”) leather or vinyl was one of the earlier forms of artificial leather. Although PVC has advantages including, acid alkali resistance, resistance to water, and bright luster, PVC leather has poor air permeability, feels stiff in cold environment and has worse touch feel than PU leather. Another weakness of PVC is that it can damage the environment. Because it is hard to degrade, the discarded PVC leather pollutes the environment. In the production process of PVC leather, plasticizer, stabilizer and other addictives are added. Stabilizers in PVC leather contain lead, cadmium and other heavy metals, which are prohibited by developed countries including the EU, Japan and the USA. As PVC leather is lower in price, it is mainly used in low-grade bags, sofas, and decorations.

Polyurethane synthetic leather (PU leather) is the second generation artificial leather. In 1937, polyurethane was successfully developed, laying a foundation for the development of PU leather and the progress of artificial leather industry. In 1953, polyurethane was used for shoe soles and synthetic leather and in 1964, PU leather was used for production of shoe upper. (Source: www.polyurethanes.org)

PU leather has certain advantages such as mild burnish, soft feeling, and similar feeling to genuine leather, fine low temperature resistance, fine air permeability, and washability. In addition, PU leather has excellent adhering function to base material, is abrasion resistant, resists flexure, and has excellent mechanical properties of aging resistance. Compared to natural leather, PU leather processing is simpler at a lower cost. As a result, PU leather had become an ideal substitute for natural leather products, and it has been widely used for clothing, furniture, and luxury shoes.

Superfine fiber PU leather is the third generation artificial leather. It adopts bunchy superfine fiber that is similar to bunchy collagenous fiber in natural leather in terms of structure and performance, which is processed into three-dimensional network structured high-density nonwovens, and filled with optimal form microporous-structured polyurethane. The superfine fiber PU leather comes out after a special post-processing. Superfine fiber PU leather has better function and performance than genuine leather including: tear resistance, high pulling tension, wear-resistance, low temperature resistance, acid and alkali resistance, fade resistance, hydrolysis resistance, light quality, soft and fine air permeability, smooth feel and even thickness. In terms of chemical resistance, quality uniformity and production processing adaptability, waterproof, mildew-proof, superfine fiber PU exceeds natural leather. Superfine fiber PU leather is suitable for fabrics for high-grade sport clothes, shoes, bags and furniture.

The PU leather industry is developing in terms of product quality, varieties and output, and it is undergoing a transition from ordinary PU synthetic leather to high-quality PU synthetic leather through technology and more salient physical performance.

Our Industry

Artificial synthetic leather is mainly composed of base cloth and coating resin. In industrial practice, the artificial leather with PVC resin as coating is generally called PVC artificial leather; the artificial leather with PU resin as coating is called PU leather; the synthetic leather with superfine fiber nonwoven cloth as base cloth and PU resin as coating is called superfine fiber genuine leather (also called superfine fiber synthetic leather). In industrial statistics, superfine fiber genuine leather is listed as the category of synthetic leather. Source Taiwan Synthetic Leather Industry Published at April 2009. http://www.ibuyplastic.com/tech_center/tech_paper/tech_detailcontent.phtml?id=559&IBP_SID=f31d1238f6b8415ef933a717a331c130

PU leather is similar to genuine leather in terms of structure and performance. With a three-dimensional appearance, PU synthetic leather has superior durability, resilience, softness, tensile strength and solvent resistance. It can be cut, ground and processed like genuine leather to be air permeable and moisture permeable.

PU leather is used in a wide variety of industries including clothing, shoes, furniture, and athletic equipment. Different uses require different types and quality of PU leather. Traditionally, Japanese companies were known for their technology in creating synthetic leather while Italian companies were known for creating fashionable synthetic leather for higher-end products. Taiwanese and Korean companies also grew to produce high-tech synthetic leather. Lately, Chinese companies have emerged as producers of high-quantity PU leather. According to Taiwan Industrial Technology Research Institute, China National Bureau of Statistics, China’s output of synthetic leather makes up 70% of the world’s total output, becoming the top manufacturer and consumer of synthetic leather. The synthetic leather products are raw materials for shoes, bags, garments, and furniture products.

Increasing Demand for Artificial and Synthetic Leather

According to China Plastics Processing Industry Association (Source: The situation and tendency of synthetic leather industry in China, Published at Sept. 2010, www.cn-plastics.net/docc/reports/detail.asp?news_id=853 ), by 2013 the quantity demanded for the domestic artificial leather and synthetic leather will reach 3.24 billion m2 (square meters). According to the National Bureau of Statistics, in 2009 the production of artificial leather in China was 1.07 billion m2 representing a year-on-year increase of 6.6% while the production of synthetic leather is 1.28 billion m2 representing a year-on-year increase of 13.2%. The gross output value of industry is 58.67 billion RMB with a year-on-year increase of 11.24%.

In addition, it is anticipated that PU synthetic leather, which is the second generation of artificial leather and synthetic leather, will increase as customers look for alternatives to the PVC artificial leather. In terms of performance, PU synthetic leather is considered by many to be better than PVC artificial leather in terms of feel and likeness to real leather. In addition, at present, the European Union has limited the production and sale of PVC artificial leather and Japan has already banned the use of PVC artificial leather as car decoration material. With the tightening of international environmental policy, it is anticipated that the demand for PU synthetic will grow.

According to Statistics on synthetic leather factories and their production lines in domestic China in 2008 by Chinapu.com (Source: Research report on China PU leather industry 2008, Shanghai; http://www.chinatimes.cc/site1/hxsb/html/2010-01/09/content 28698.htm) which is specialized in PU market research, in 2008 there were approximately 364 synthetic leather enterprises in Mainland China, which had 1,343 production lines. Among them there are 694 dry process production lines and 649 wet process production lines. These enterprises are mainly concentrated in provinces including Zhejiang, Fujian, Guangdong and Jiangsu. Manufacturers in Fujian Province, China represented approximately 13% of all of the manufacturers included in the statistical report. In addition, according to China National Bureau of Statistics, Guangdong, Fujian and Zhejiang are three major leather shoe production bases in China, producing 83% of the country’s total output. These three provinces are main areas with demand for synthetic leather in China and 80% of domestic production lines of synthetic leather are distributed in the three provinces.

PU Applications

PU leather is used in the following application fields: shoe leather, furniture leather, leather for luggage and case, leather for garment, leather for balls, and leather for inner decoration of cars. Sports shoes are an important application area of synthetic leather. China’s annual output of sneakers stands at about 3 billion pairs, which are mainly produced in Fujian and Guangdong. Jinjiang of Fujian province is the largest production base of sports shoes. There are more than 3,000 shoe-making manufacturers in Jinjiang, with a total annual output of 1.2 billion pairs of sports shoes and sneakers, accounting for 40% of China’s output, or 20% of the world's total output. (Source Fujian government, published at April 2009, http://www.fujian.gov.cn/wsbs/jg/jjdt/200904/t20090414 120083.htm)

In addition, there are many shoe-manufacturers who engaged in production with leather shoe upper, mainly distributed in Guangdong and Zhejiang. Huidong of Guangdong is “China’s Production Base of Ladies Shoes,” with more than 3,000 shoe-making enterprises, of which more than 95% produced ladies shoes of synthetic leather; these enterprises produced a total of 300 to 400 million pairs of ladies shoes a year. Wenling of Zhejiang mainly produces shoes of synthetic leather, and this city has more than 6,000 shoe-making enterprises, with a total annual output of 400 million pairs. (Source : Wenling Statistion Intranet, published Dec. 2010, http://www.wltj.org/listnew.php?new_id=124&d=003)

Market

We believe we are one of the leading manufacturers of PU leather for the shoe manufacturing industry in Fujian Province, China. We are located in the area of Jinjiang County of Quanzhou, which is China’s largest production base of sports shoes. (Source: Sports Shoe’s Capital of China –Jinjiang , China Daily, January 22, 2009) There are over 4,000 shoe manufacturers in this area including well-known companies, such as “Anta,” “Peak,” “361°,” “Voit,” “Xtep,” “Erke” and “Deerway.” The annual production of sport shoes and sneakers in Jinjiang is above 1 billion pairs. (Source: Fujian government, published April 2009, http://www.fujian.gov.cn/wsbs/jg/jjdt/200904/t20090414_120083.htm) Our major customers are shoe factories which are concentrated in the area of Jinjiang County of Quanzhou. As the production base is close to the sales market, our sales and transportation costs are greatly reduced. Meanwhile because the production base is close to the market, we can quickly access the customers’ information which becomes a significant advantageous position in terms of R&D and market response.

Manufacturing

PU synthetic leather refers to a type of artificial leather with PU resin coatings applied and dried over the release paper and then transferred to the base cloth or wet-process substrate layer (BASE). PU synthetic leather is similar to genuine leather in terms of structure and performance. With a three-dimensional appearance, PU synthetic leather has superior durability, resilience, softness, tensile strength and solvent resistance. It can be cut, ground and processed like genuine leather to be air permeable and moisture permeable. PU synthetic leather can be further categorized by intended use as follows: ball leather, footwear leather, upholstery leather, garment leather, bag leather, car interior leather, fancy leather, industrial accessory / packaging leather etc.

High-performance PU leather refers to PU synthetic leather using high-density nonwoven fabric as base cloth and featuring superior hydrolysis resistance, peel strength, tear strength, durability, air permeability and moisture permeability. The mid-grade high-performance PU leather we are currently manufacturing is mainly used to make high-grade athletic shoes.

We manufacture a variety of mid-grade PU leather products including the conventional and high-performance series. These products are basically intended for footwear applications.

We have a 66,700 square meter factory for the production of five lines of PU leather. Our five production lines consist of three wet-process production lines to produce semi-finished PU leather and two dry-process production lines, which produce the finished product. Altogether, we can produce over 12 million meters of PU leather per year.

We also have another 5 production lines in San Ming factory, which include 3 wet and 2dry for doubling our output. As of March 31, 2012, San Ming has finished construction and testing of their equipment and begun to sell.

A brief overview of the wet-process and dry process is described below.

Wet-Process Production – Semi-finished PU leather

Dry-Process Production – Finished PU leather

1-hour agitation at 70°C

RDMF is added for dilution.

RDMF and MEK are added repeatedly to obtain the desired viscosity and solid content.

Various additives are added as required and adequately agitated for 1 hour.

Terminator is added to end the reaction.

In addition to our manufacturing process for the PU leather, we also produce roughly 14,400 tons of resins a year that we use for our manufacturing process as well as to sell to other manufacturers. This allows us to be less dependent on suppliers and market conditions of raw materials. We also developed a proprietary process to recover and reuse our production remains as part of our manufacturing process. This reduces waste in our manufacturing process. As discussed in growth strategy, subject to availability of funds we intend to expand our manufacturing capacity by acquiring one or two production plants.

Raw Materials and Suppliers

Resin pastes and base cloths are the key raw materials used in the production of PU synthetic leather and therefore constitute a major part of approximately 80% of the production cost, specifically, resin pastes 60% and base cloths 20%. We have established a resin paste plant in the SFP factory to support our production needs. Through San Ming, we intend to establish a cloth production plant so we will be able to manufacture the resin pastes and base cloths required for production of PU leather and mitigate the potential adverse impact of the rise in raw material price on the profit margin of PU leather products. The key raw materials of PU resins are coal-based DMF, petroleum-based AA and MDI and other chemical products. DMF, AA and MDI stand at approximately 70% of the total cost of PU resins. We purchase our raw materials, including the base cloth, from a number of suppliers and are not dependent on any single supplier. In addition, the suppliers for our base cloth include the raw materials for base cloth is all located in Fujian Province. We do not have a formal long term contract with any of our suppliers. During the fiscal years ended December 31, 2011 and 2010, we had one supplier that account for 12.8% and 16.1% respectively.

Design

There are two parts to the design aspect of PU leather. One is formulas design, which we can produce PU leather with different physical features like high peel strength, water repellency, and/or tear strength. For formulas design, we will tailor the formulas with different proportion of ingredients to satisfy client’s requirements. The other is pattern design, which we establish colors, roughness of materials, and different patterns on the materials. We monitor and review trends to keep our products current with fashion trends and styles.

Marketing, Sales and Distribution

We sell PU leather mostly to shoe factories in China. 90% of our sales are to distributors, and the remaining through direct sales to customers. For year ended December 31, 2011, Jinjiang Yuanfeng Shoes Trading Co., Ltd.(“Yuanfeng”), our largest PU leather distributor, accounted for 5.03% of our total sales. In general, Yuanfeng purchases our products pursuant to a standard purchase order. However, on January 10, 2011, we memorialized a cooperation agreement with Yuanfeng that extended to them up to $5.27 million in credit on the purchase of our products that occurred in 2010. In consideration for extending credit, Yuanfeng will pay us interest on the outstanding balance at a rate equal to a 15% discount of the one-year bank interest rate. See “Management's Discussion and Analysis Of Financial Condition and Results of Operations - Liquidity and Capital Resources”. We currently do not actively market any of our PU leather to foreign markets (outside of China). However, since many of our distributors are currently supplying PU leather to other Asian countries, we believe we can expand our sales, primarily throughout Asia based on our relationships with our distributors. We intend to expand our sales to foreign markets by increasing our production capacity through the construction of the San Ming manufacturing plant, the first phase is ready for trial production. The first phase consists of a production center and the purchase and installation of three wet process production lines and two dry process production lines. See the discussion “ New Manufacturing Facilities” below .

In connection with our sales, we provide consistent and reliable customer services from product development, communication in production to after-sales support and maintenance. At the point of product development, the sales representative will introduce the market trends to the customer and provide market research and product-specific consultation services upon the customer’s request. During the product process, we strive to be highly responsive to the changes in terms of specifications such as physical properties, and since we have our own resin plant we are able to accommodate changes quickly with accurate adjustment to the resin formulas in response to customer needs. During the after-sales stage, we provide training, on-site instruction and call center services. We give information to our customers about how to preserve PU leather products, especially high-performance PU leather, for a longer period of time, so as to prevent product returns or disputes due to improper storage.

Seasonality

We experience some seasonal trends in the sale of our products. Sales in our PU leather division are often stronger in our second, third and fourth quarter and often weaker in first quarter. Historically, the net result of seasonal trends has not been material relative to our overall results of operations, but many of the factors that create and affect seasonal trends are beyond our control.

Backlog

At December 31, 2011 and 2010, we had no backlog. We do not believe that backlog is a meaningful indicator of sales that can be expected for any period, and there can be no assurance that the backlog at any point in time will translate into sales in any subsequent period, particularly in light of our policy of allowing customers to cancel or reschedule orders without penalty prior to commencement of manufacturing. We have not recorded any provision for sales returns and have no provisions for the years ended December 31, 2011 and 2010.

Inventory Levels

We produce according to actual sale orders, and forecasted sale projections that we receive from our distributors. This strategy gives us the ability to operate with reduced levels of raw materials and finished goods inventories; however there is generally a build-up of work in process inventory in anticipation of future orders. Work in process inventory is generally inventory that has gone through the wet process. We commonly call this semi-finished inventory. Semi-finished inventory can be sold and is generally the product that is sold internationally. Most of the design aspects take place in the dry-process, so we can build-up semi-finished inventory in anticipation of future needs. Fluctuations in market demand may nevertheless result in excess inventory. However, since most of our non-committed inventory is either raw materials or semi-finished we considerably reduce the risk of declining inventory values and obsolescence.

Growth Strategy

We currently produce mid-grade PU leather products with both normal performance and high-performance features. We intend to focus on mid- to high-grade PU leather products in the next few years while (i) entering other regional markets in China, such as Hunan and Jiangxi Provinces that are located near our manufacturing facility in Fujian, (ii) increasing our sales in Asian countries outside of China, specifically Japan and Korea, and (iii) increase our sales in overseas markets such as Europe and America. We intend to achieve growth by pursuing the following strategies:

•	Focus on key markets . China continues to present strong growth opportunities especially in the Fujian Province, with increasing demand for our mid-grade high-performance PU leather. We plan to expand into other regional markets by opening sales centers in other provinces. We have already opened a sales center in Hebei Province and have begun to market to shoe manufactures in Hebei Province, but we have not had any significant sales in that province. We are also planning to work closely with our distributors to explore direct sales opportunities to customers outside of China. Our distributors have a great deal of experience in the selling of PU leather outside of China to other Asian countries. We intend to leverage their experience and contacts to try to procure contracts for the sale of our PU leather. These efforts are generally based on our relationships with our distributors and our based on our ability to provide a higher-quality product at a competitive price. During March 2011, we shipped some small orders to shoe factories in Japan and Korea.
•	Focus on shoe industry . We will continue to focus our sales to the shoe industry which demand high quality PU leather such as ours. We will continue to improve the quality of our products, develop proprietary technology and formulas, and upgrade aesthetic designs to differentiate our products from our competitors.
•	Expand our sales to other industries . We seek to expand our sales to other industries such as furniture, balls, clothes and suitcases that focus on higher quality of PU leather. We plan to expand into other industries once we are able to increase our capacity as a result of the new manufacturing facilities. We intend to leverage our brand and reputation, and utilize our distributors to explore sales of our PU leather in the other industries. Presently, our focus for our PU leather is in the shoes industry, but in the near future, when the new San Ming manufacturing facilities is up and running, we intend to sell to other PU industries, like furniture, balls, clothes and suitcase. We believe that we can easily extend our sales to other PU leather industries because we have a good reputation with our distributors and we have strong control over our quality and our operations.
•	Research and Development . We will continue to commit resources for research and development in order to improve our manufacturing process and develop new formulas to improve the quality of our PU leather. In particular, our efforts will focus on (1) developing more advanced technologies to increase our productivity and efficiency in the manufacturing process and reduce cost of production; (2) developing and refining our proprietary manufacturing process for the resins used in our manufacturing process as well as methods of recycling our used manufacturing remains to cut costs and preserve the environment; and (3) enhancing our product quality to satisfy stringent manufacturing requirements and to keep abreast of rapidly changing industry standards and evolving market trends.
•	Upgrade on technology . We will continue to upgrade and refurbish our machinery so that we can stay ahead of the technology curve with the most efficient use of capital investment.
•	New manufacturing facilities . We intend to increase our production to meet current and future demand by building a new manufacturing facility in DaTian city, Fujian Province. On January 17, 2011, we entered into a call option agreement with Mr. Ang granting us the right to purchase Mr. Ang’s shares in San Ming which is building a facility in DaTian city.

New Manufacturing Facilities

We intend to increase our production capacity by building new manufacturing facilities. We had plans to construct two facilities, the FFP facility in Yong’an city and the San Ming facility in DaTian city, Fujian. The development of the manufacturing facility in Yong’an city was on hold due to issues securing the land use rights, and as discussed below, we did not exercise our right to acquire the FFP facility. Construction on the San Ming facility in DaTian city began in June 2010. There are three phases for the new PU leather factory. Phase 1 has been finished and consists of construction of the actual facilities that will house the production center and the purchases and installation of three wet process production lines, two dry process production lines and installation of recycling equipment to recapture and recycle chemicals used in the production process. Two wet process production lines are assembling and are ready to be placed into trial production. Phase 1 has an estimated total cost of $20.0 to $21.0 million. Phase 1 has been finished. The San Ming has been testing its machine and equipment for the past 5 months, except for a one month break during spring holiday. San Ming is currently in production and had sales in the first quarter 2012. Phase 2 has not started yet. timing for phase 2 is somewhat dependent on PU leather demand and the availability of capital resources. Phase 2 will consist of the expansion from 3 wet processing lines to 9 wet processing lines, from 2 dry process lines to 7 dry processing lines, and the addition of a resin plant and 5 base-cloth production lines. Phase 2 has not started yet due to the softness in demand for the PU leather market. We intend to fund phase 2 from the sale of equity instruments and bank financing. After the construction of Phase 2, San Ming will decide how it wishes to proceed on Phase 3. Phase 3 consists of installing new wet and dry processing lines to manufacture super-fiber PU leather, and the ability to produce PU leather for other industries at high capacity.

Competitive Strengths

We believe that the following competitive strengths enable us to compete effectively in, and to capitalize on the growth of, the PU leather market:

•	Strong Cost Control. We produce our own raw materials for the production of PU leather. In addition, we recover and reuse our waste manufacturing materials.
•	Strong Relationships. We enjoy long-term relationships with our suppliers.
•	Loyalty . We cultivate strong employee loyalty to the company.
•	Differentiation . We have unique formulations for certain PU leather products.
•	Strong Trademarks . Our WINTOP, WINTOP plus graphic, and NIVIANI plus graphic trademarks are well-known in China.
•	Strong Research and Development Capabilities . We place a strong emphasis on research and development, particularly focusing on improving the quality and uniqueness of our products. Our strong research and development commitment have enabled us to develop special formulas to differentiate our products from our competitors. We have in-house engineers who calculate the best formula for each batch of raw materials based on their experience.
•	Recognized Quality Products . We strive to manufacture quality products. We have the facilities for experimenting, inspecting and testing as well as a sophisticated production process. Our products receive accreditation from famous footwear manufacturers such as Erke and Xtep. As a leading supplier of PU leather, our products are used in both domestic athletic shoe brands and internationally recognized brands.
•	Eco-Friendly Production. We are committed to a long-term strategy of green, eco-friendly and sustainable development. We have maintained a sophisticated recycling and post-treatment process. The new facility at San Ming will replace the conventional HTF heating solution with a steam recovery and zero heat emission system.
•	Low-cost manufacturing model . We conduct all of our manufacturing activities in Fujian Province, China. Our access to China's abundant supply of skilled and low-cost labor, as well as our ability to source raw materials, equipment, land and manufacturing facilities locally and economically, has considerably lowered our operating cost and expenses as a percentage of revenues.
•	Location . We are located near our customers. This reduces cost of transportation and allows us to better serve our customers.

•	Brand Awareness and Customer Loyalty . We have established a good long-term cooperative relationship with our distributors. Our ability to adjust, accommodate and update our products in time and develop new products to adapt to the needs of our end consumers have resulted in a group of long-term loyal customers. In addition, our relationships with our distributors allow us to gather important market information and potentially enter new markets.

Competitors

The competition in our industry is intense and there is a high concentration of competitors in our geographical area. Our products are positioned to be medium and high-end PU synthetic leather and our major competitors are domestic competitors which we have identified to include Jinjiang Lanfeng Leather Manufacturing Co., Ltd., Kunshan Xiefu Group, and Jinjiang Tianshou Artificial Leather Co., Ltd. In general, our direct competitors have overseas sales capacity. However, they lack our low-cost advantage, focused concentration on research and development, close proximity to customers, high quality, and centralized product offerings.

Footwear

There is a tremendous continuing demand for PVC flip-flops and slippers all over the world, and particularly in countries with hot climates such as those in Africa, the Middle East, Southeast Asia and South America.

Manufacturing

Our PVC foam slippers are made of PVC resins which are transformed into lightweight and soft sheets through high-pressure foaming and then stamped and cut into soles with reserved holes. Non-foam PVC materials are used to make the Y-shaped strap through injection molding which is then fastened to the sole to form a thong flipper. PVC foam slippers are mainly made of PVC, DOP, DDP and AS. We have a 5,000 square meter factory that manufacturers PVC flip-flops and slippers. We use a semi-automated processes to boil, mix, vulcanize, mold, drill, and press raw PVC and chemicals into innovative fashionable flip-flops and slippers. We can currently produce more than 40 million flip-flops and slippers per year. We believe that we are one of the leading PVC slipper manufacturers in China, with state-of-the-art production process and equipment. From 1998 to 2005, we were one of the key suppliers of White Dove, an internationally recognized slipper brand. Since 2006, we focused on building our own brand WINTOP which is well received in Africa, Middle East, Southeast Asia, and South America for its premium quality, stylish design, attractive patterns and competitive price.

Raw Materials and Suppliers

The key raw materials of PVC foam slippers are PVC (Polyvinyl chloride) resins, DOP (Dibutyl phthalate), and DDP. We purchase our raw materials from a number of suppliers and are not dependent upon any raw material supplier for PVC slipper production. We do not have a formal long term contract of any of our suppliers. During the fiscal year ended December 31, 2011 and 2010, we had one supplier that accounted for 12.8% and 16.1% of our purchases of raw materials.

Sales and Distribution

We sell our footwear in China, Middle East and Africa. The bulk of our sales occur in Africa and the Middle East through our sole distributor, Ransford Limited. Ransford accounted for 18.07% and 13.82% respectively of our gross sale at year ended December 31, 2011 and 2010. Ransford purchases our products pursuant to a standard purchase order. In general, a standard Ransford purchase order covers basic terms including type of product to be sold, quantity of product to be sold, specifications, if any, of the product to be sold, purchase price, payment terms, time of shipment, loading port and destination, and insurance. Once the products have been delivered and we have been paid, there are no further obligations by the parties under the purchase order. In China, we sell our footwear to one customer which accounted for 2% and 2% of our gross sales at year ended December 31, 2011 and 2010. For the years ended December 31, 2011 and 2010, our percentage of revenues for the footwear business were 82%, 8% and 10%, and 84%, 10% and 6%, in China, Middle East and Africa, respectively. Sales in our footwear division are often stronger in our second, third and fourth quarter, and often weaker in first quarter.

Competitors

We have been in this business since 1998 and our WINTOP brand is well known by our customers and end users. However, the PVC flip-flop and slipper business is highly competitive and fragmented where manufactures around the world competes by pricing. As such, we will competitive in the market place as long as we can maintain our low cost of production.

PRC Government Regulations.

Business License

Any company that conducts business in the PRC must have a business license that covers a particular type of work. We obtained a business license from the Quanzhou Administration for Industry and Commerce on November 24, 2010, which identifies our business scope as “Production of plastic.” Prior to expanding our business beyond that of our business licenses, we may be required to apply and receive approval from the relevant PRC government authorities and we cannot assure you that we will be able to obtain the necessary government approval for any change or expansion of our business.

Environmental Regulations

Major regulations applicable to us include the PRC Environmental Protections Law, the PRC Law on Prevention and Control of Water Pollution and its associated Implementation Rules. In compliance with these regulations, we have obtained a Pollution Emission License and an Environmental Protection Opinion from the Shishi Municipal Environmental Protection Bureau.

Taxation

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an earned income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse effect on any organization's business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization's global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see “Risk Factors – Risks Related to Our Business – Under the Enterprise Income Tax Law, we may be classified as a ‘resident enterprise' of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.”

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

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay value added tax, or VAT, at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698 may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfer.

Employment Laws

We are subject to laws and regulations governing our relationship with our employees, including: wage and hour requirements, working and safety conditions, and social insurance, housing funds and other welfare. The term social insurance refers to five basic social security insurances under PRC law including basic pension, basic medical insurance, work-related injury insurance, unemployment insurance and maternity insurance. These laws and regulations include local labor laws and regulations, which may require substantial resources for compliance.

China’s National Labor Law, which became effective on January 1, 1995, and China’s National Labor Contract Law, which became effective on January 1, 2008, permits workers in both state and private enterprises in China to bargain collectively. The National Labor Law and the National Labor Contract Law provide for collective contracts to be developed through collaboration between the labor union (or worker representatives in the absence of a union) and management that specify such matters as working conditions, wage scales, and hours of work. The laws also permit workers and employers in all types of enterprises to sign individual contracts, which are to be drawn up in accordance with the collective contract. The National Labor Contract Law has enhanced rights for the nation’s workers. The legislation requires employers to provide written contracts to their workers, restricts the use of temporary labor and makes it harder for employers to lay off employees. It also requires that employees with fixed-term contracts be entitled to an indefinite-term contract after a fixed-term contract is renewed twice or the employee has worked for the employer for a consecutive ten-year period.

Foreign Currency Exchange

Under the PRC foreign currency exchange regulations applicable to us, the Renminbi is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of Renminbi for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the PRC State Administration of Foreign Exchange, or SAFE. FIEs established in the PRC may only buy, sell and remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by FIEs outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Reform and Development Commission. We currently do not hedge our exposure to fluctuations in currency exchange rates.

Dividend Distributions

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a FIE has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

Offshore Special Purpose Companies

Under applicable PRC regulations, PRC residents are required to register with the local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Failure to comply with the relevant PRC regulations may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

See also, “Risk Factors - RISKS RELATED TO DOING BUSINESS IN CHINA”

Research and Development

Our research and development efforts are supported by our consultant from South Korea who has been studying and manufacturing PU leather products for nearly two decades. We also have many technical experts with years of experience. We have developed a variety of proprietary PU leather products with high-performance and proven performance. In addition we continue to develop technology upgrades to stay competitive, i.e. constantly improving resin formulas and production processes for PU leather to achieve premium performance while reducing the amount of resin used in the coating process, which results in the greater value of equipment and effective cost reduction.

We have focused most of our research and development attention on the further development of our PU leather products: high-density PU leather and Nano PU leather.

We intend to continue to grow and maintain our competitive advantage by focus on the development and use of our new materials, expand our formularies, production process and new product development.

Intellectual Property

Many elements of our resin formula and production process for our PU leather involve proprietary technologies, processes, know-how or data that are non-patentable. Other methods and formulations may be patentable, but we have determined that our business interests are better served by trying to protect them as trade secrets or confidential information. We rely heavily on trade secret protection and confidentiality agreements rather than patent laws to protect our rights in these proprietary technologies, processes, know-how and data. We have taken security measures to protect its trade secret rights in this regard. For example, we have signed a confidentiality agreement with its employees and signed the Commercial and Technical Non-disclosure Agreement with our key employee to ensure that our intellectual property and intangible assets are properly protected. The core technology used in our PU leather production process is proprietary and only known by key employees, all of whom have signed the above-mentioned confidentiality agreement to prevent the leakage of core technology.

We have an exclusive right to use the trademark “WINTOP” pursuant to a trademark license contract with Shishi Changsheng. The trademark fee is $3,036 (RMB 20,000) annually ending on January 1, 2012. There are four trademarks with registered numbers; 3646701, 5342599, 3646699, 3646700 (Wintop; Pattern; Wintop with pattern and NIVIANI). Shishi Changsheng owns the trademarks.

Employees

We currently employ approximately 516 full time employees and no part-time employees.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR OVERALL BUSINESS OPERATIONS

We lack liquidity.

As of December 31, 2011, our current liabilities of $26,062,142 exceed our current assets of $15,691,895, the majority of which consists of inventory in the amount of $12,611,763. In the event that our creditors demand immediate payment in the near term, we would not be able to pay off such amounts in a timely manner. Further, because the majority of our current assets consists of inventory, it may take more time liquidate these assets in order to pay off our creditors.

Our Independent Accountants have issued a going concern opinion

As previously disclosed, our current liabilities exceed our current assets. Further, as discussed below, we are in violation of certain financial covenants on one of our loans and have experienced a decline in revenues. Although our consolidated financial statements have been prepared on a going concern basis, because of our lack of liquidity, violation of certain covenants on one of our loans and declining revenues, our independent accountants have raise substantial doubt about our ability to continue as a going concern. We may seek additional financing to provide us capital to address some of these issues. However, no assurance can be given that we will be successful in raising capital.

We are in violation of certain financial covenants on one of our loans.

Some of our banks required us to meet certain financial covenants during the term of a loan. For one of our loans in the amount of $785,583 (RMB 5 million), we did not meet the bank’s financial covenants. Although the bank has not declared a default on the loan, in the event the bank does not agree to waive these covenants or otherwise revise the terms of the loan, they can declare a default on our loan and seek immediate repayment which would have an adverse financial effect on us and our operations.

We are dependent on our short term loans with financial institutions and substantially all of our short term loans are secured by our real estate.

We have short term loans and notes payable with financial institutions. The short term loans are due within one year and the notes payable are due in less than a year. The short term loans are secured by our real estate. Although the notes payable are not secured, the financial institutions require that we have a cash reserve of 20% to 100% of the total outstanding balance. As of December 31, 2011 and December 31, 2010, we had $15,499,552 and $11,586,254, respectively, amounts outstanding in short term loans and notes payable. Although we are current in our obligations under the short term loans and notes payable, a default in these loans, could require all amounts to be due immediately and result in the loss of our real property.

Current economic conditions may adversely affect consumer spending and the overall general health of our customers, which, in turn, may adversely affect our financial condition, results of operations and cash resources.

Uncertainty about the current and future global economic conditions may cause our customers to defer purchases or cancel purchase orders for our products in response to tighter credit, decreased cash availability and weakened consumer confidence. Our financial success is sensitive to changes in general economic conditions, both globally and nationally. Recessionary economic cycles, higher interest borrowing rates, higher fuel and other energy costs, inflation, increases in commodity prices, higher levels of unemployment, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect consumer spending or buying habits could continue to adversely affect the demand for our products. In addition, a number of our customers may be impacted by the significant decrease in available credit that has resulted from the current financial crisis. If credit pressures or other financial difficulties result in insolvency for our customers it could adversely impact our financial results.

We may be unable to successfully execute our long-term growth strategy or maintain our current revenue levels.

Although we exhibited significant growth from our inception through 2010, the company did not exhibit growth in 2011 due to financial crises of PU industry and downstream market. No assurance can be given that our revenues will continue to grow. Our ability to maintain our revenue levels or to grow in the future depends upon, among other things, the continued success of our efforts to maintain our brand image and bring new products to market and our ability to expand within our current distribution channels and other distributors.

Our sales are dependent on the sales of our customer’s products.

Because our PU leather products are part of our customers’ products, our sales and success is dependent on the success of our customers’ products. If our customers’ products are no longer popular, and our customers reduce the purchase for our products, this will have an adverse effect on our revenues.

If we do not accurately forecast consumer demand, we may have excess inventory to liquidate or have greater difficulty filling our customers' orders, either of which could adversely affect our business.

The shoe manufacturing industry is subject to cyclical variations, consolidation, contraction, and closings, as well as fashion trends, rapid changes in consumer preferences, the effects of weather, general economic conditions, and other factors affecting demand. These factors make it difficult to forecast our product demand and, if we overestimate demand for our products, we may be forced to liquidate excess inventories at a discount to customers, resulting in markdowns and lower gross margins. Conversely, if we underestimate customer demand, we could have inventory shortages, which can result in lost potential sales, delays in shipments to customers, strains on our relationships with customers and diminished brand loyalty. Moreover, because our product line is limited, we may be disproportionately affected by cyclical downturns in the shoe manufacturing industry, changes in consumer preferences, and other factors affecting demand, which may make it more difficult for us to accurately forecast our production needs, exacerbating these risks. A decline in demand for our products, or any failure on our part to satisfy increased demand for our products, could adversely affect our business and results of operations.

We are dependent on sales of a small number of products, and the absence of continued market demand for these products would have a significant adverse effect on our operating results.

We generated approximately 80.14% and 81.85% of our revenues for the years ended December 31, 2011 and 2010 from sales of PU leather products. Because we are dependent on a line of footwear models that have substantial similarities, factors such as changes in consumer preferences and general market conditions in the shoe manufacturing industry may have a disproportionately greater impact on us than on our competitors. In addition, other footwear companies have introduced products that are substantially similar to our footwear models, which may reduce sales of our footwear products. In the event that consumer preferences evolve away from our footwear models or from casual lifestyle footwear in general, or if our retail customers purchase similar products sold by our competitors, the resulting loss of sales, increase in inventories and discounting of our products are likely to be significant, which could have a material and adverse impact on our business and operations.

Our accounting staff and Board of Directors have limited knowledge of US GAAP.

All of our operations are located in the PRC, and we keep our books and records in accordance with PRC GAAP, which are then converted into financial statements prepared in accordance with US GAAP. Although we have hired a senior manager to assist in the preparation of our financial statements in accordance US GAAP, we do not have a large staff that has knowledge of or experience with US GAAP. In addition, at this time, our Board of Directors serve as the audit committee and our members are not experienced with and have limited knowledge of US GAAP. As a result, there is a risk that in light of our staff and Board of Directors with limited US GAAP knowledge and experience, that our financial statements may not be in compliance with US GAAP.

We cannot evaluate the effectiveness of our Internal Control over Financial Reporting.

In accordance with Sarbanes Oxley, we are required, on an annual basis, to measure the effectiveness of our Internal Control over Financial Reporting. Due to limited personnel and funds, we have not develop a framework from which to determine whether our internal controls over financial reporting are effective. As a result, we cannot conclude whether our internal controls over financial reporting are effective or ineffective for the year ended December 31, 2011.

Our operating results are dependent on a number of factors which may cause our operating results to fluctuate from time to time .

Our operating results may fluctuate from period to period and will depend on numerous factors, including customer demand and market acceptance of our products, new product introductions, product obsolescence, raw material price fluctuations, varying product mix, foreign currency exchange rates, foreign currency, income tax rates, timely payment and other factors. Our business is sensitive to the spending patterns of our end customers, which in turn are subject to prevailing economic conditions and other factors beyond the our control. If demand does not meet our expectations in any given period, the sales shortfall may result in an increased effect on operating results if we unable to adjust operating expenditures quickly enough to compensate for such a shortfall, which will affect our operating results.

Since we are dependent on a key customer, the loss of this customer would cause a significant decline in our revenues while a delay or failure to collect on trade receivables from our key customer will adversely affect our results of operations.

A large percentage of our accounts receivable is concentrated with one customer.

One distributor accounted for 20.9% of our accounts receivables as of December 31, 2011. The failure by this distributor to pay its accounts receivable would adversely affect our cash flow. In addition, we do not require collateral or security to support this distributor’s accounts receivable. Accordingly, if we are unable to receive payment from this distributor, our cash flow will be adversely affected.

We only have one customer and one distributor for our footwear business.

Our footwear segment which accounted for 19.86% and 18.15% of our gross revenues as of December 31, 2011 and 2010, respectively, is dependent on one distributor for Africa and the Middle East, and one customer for China. The loss of this distributor and/or customer will adversely affect our revenues and profitability.

We are guarantors to loans of unrelated third parties pursuant to a cross guarantee arrangement, and in the event of a default of the loans by the third party we will assume the liabilities of the third parties, which will adversely affect our operating results and business.

We have entered into arrangements with unrelated third parties pursuant to which we have agreed to guarantee their loans with financial institutions and exchange for a guarantee by the third parties for our loans with financial institutions. Although cross guarantee arrangements with unrelated parties in different industries are common in China, our business and results of operations will be adversely affected in the event the third parties default on their loans. As of December 31, 2011, the third parties were current with their obligations to the financial institution; however, if the third parties are unable to satisfy the terms of the loans, we will be obligated to assume the liabilities of the third parties.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

We have a limited operating history because we have only been in operation since 2006. This limited operating history makes it difficult for investors to evaluate our businesses and predict future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in new and rapidly evolving markets. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories.

Our expansion plans may not be successful.

We plan to expand our production capacity by constructing a new production plant. The new production facility will allow us to expand our production capabilities for new markets. We need to raise additional capital and expect to incur significant costs in connection with the expansion of our business, and any failure to successfully implement our expansion plans may materially and adversely affect our business, financial condition and results of operations.

We may not be able to develop new products or expand into new markets.

We intend to continue research and development of new products and to expand our facilities to produce and sell PU synthetic leather. The development of new products involves considerable time and commitment. If we are not able to develop and introduce new products successfully, or if our new products fail to generate sufficient revenues to offset our research and development costs, our business, financial condition and operating results could be adversely affected. Failure of such could lead to wasted resources. There is no guarantee that we will be successful to execute our strategy for growth and if we should fail to execute our growth strategy successfully, it may have a material and adversely effect on our future revenue and profitability.

We manufacture our products in a single location, and any material disruption of our operations could adversely affect our business.

Our operations are subject to uncertainties and contingencies beyond our control that could result in material disruptions in our operations and adversely affect our business. These include industrial accidents, fires, floods, droughts, storms, earthquakes, natural disasters and other catastrophes, equipment failures or other operational problems, strikes or other labor difficulties.

All of our products were manufactured in our production facilities in Fujian Province, PRC. If there is any damage to our production facilities, we may not be able to remedy such situations in a timely and proper manner, and our production could be materially and adversely affected. Any breakdown or malfunction of any of our equipment could cause a material disruption of our operations. Any such disruption in our operations could cause us to reduce or halt our production, prevent us from meeting customer orders, adversely affect our business reputation, increase our costs of production or require us to make unplanned capital expenditures, any one of which could materially and adversely affect our business, financial condition and results of operations.

The prices for the raw materials and the costs for labor may increase.

Raw material cost is one of the major components in our cost of sales. We purchase a majority of our raw materials from local suppliers in the PRC. The prices for our major raw materials, fluctuate depending mainly on general market conditions of the local and the PRC market. Increases in the costs of such raw materials and our inability to pass on such increases in raw material costs to our customers by increasing the prices of our products may materially and adversely affect our cost of sales and our gross profit margins. The manufacturing industry is labor intensive. Labor costs in the PRC have been increasing over the past few years, and we cannot assure you that the cost of labor in the PRC will not continue to increase in the future or that we will be able to increase the prices of our products to offset such increases. If we are unable to identify and employ other appropriate means to reduce our costs of production or to pass on the increased labor and other costs of production to our customers by selling our products at higher prices, our business, financial condition, results of operations and prospects could be materially and adversely affected.

We are dependent on our proprietary formula and production process.

Our competitive advantage lies in our proprietary formula of PU synthetic leather resin and the control of the overall production process which we have developed. However, our core technologies are not suitable for the application of corresponding patents. Although we have taken measures to protect our intellectual property rights, there are competing companies with advanced technologies who may be able to replicate or surpass or core technologies. If we are unable to protect our intellectual property rights or our intellectual property rights are inadequate, our competitive position could be harmed or we could be required to incur expenses to enforce our rights.

Our future success will depend, in part, on our ability to obtain and maintain protection for our products and technology, to preserve our trade secrets and to operate without infringing the intellectual property of others. Other companies also may independently develop similar products, duplicate our products or design product. In addition, if our intellectual property rights are inadequate, we may be exposed to third-party infringement claims against us. Although we have not been a party to any infringement claims and are currently not aware of any anticipated infringement claim, we cannot predict whether third parties will assert claims of infringement against us, or whether any future claims will prevent us from operating our business as planned. If we are forced to defend against third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. In addition, if a third party successfully asserts an infringement claim against us and we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, then our business could suffer.

We face intense competition, and many of our competitors have substantially greater resources than we do.

We operate in a highly competitive environment. In addition, the competition in our market may intensify as we enter into new markets outside of China. There are numerous well-established companies and smaller companies in China with significant resources who are developing and marketing products and services that will compete with our products. In addition, some of our current and potential competitors have greater financial, technical, operational and marketing resources. These resources may make it difficult for us to compete with them in the development and marketing of our products, which could harm our business.

Our success will depend on our ability to update and continue to advance our technology to remain competitive.

The PU leather industry is subject to technological change. As technological changes occur in the marketplace, we will have to modify our products and processes in order to become or remain competitive. While we are continuing our research and development in new products in efforts to strengthen our competitive advantage, no assurances can be given that we will successfully implement technological improvements to our products on a timely basis, or at all. If we fail to anticipate or respond in a cost-effective and timely manner to government requirements, market trends or customer demands, or if there are any significant delays in product development or introduction, our revenues and profit margins may decline which could adversely affect our cash flows, liquidity and operating results.

Our insurance coverage may not be sufficient to cover all losses.

Although we have obtained insurance coverage for the operation of our business that we believe is customary in the PRC manufacturing industry, covering risks such as loss as a result of fire, theft or occurrence of certain natural disasters, we do not carry insurance in respect of certain risks such as product liability claims. If we incur substantial losses or liabilities that are not covered or compensated by our insurance coverage fully or at all, our business, financial condition and results of operations may be materially and adversely affected.

We may not be able to comply with all applicable government regulations.

We are subject to extensive governmental regulation by the central, regional and local authorities in the PRC, where our business operations take place. We believe that we are currently in substantial compliance with all laws and governmental regulations and that we have all material permits and licenses required for our operations. Nevertheless, we cannot assure investors that we will continue to be in substantial compliance with current laws and regulations, or that we will be able to comply with any future laws and regulations. To the extent that new regulations are adopted, we will be required to conform our activities in order to comply to such regulations. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on its business, operations and finances.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

Our business operations generate waste water and other industrial wastes, although we try to recycle our water and limit our waste. We are required to comply with all national and local regulations regarding protection of the environment. We are in compliance with current environmental protection requirements and have all necessary environmental permits to conduct our business. However, if more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. Additionally, if we fail to comply with present or future environmental regulations, we may be required to pay substantial fines, suspend production or cease operations. Any failure by us to control the use of or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. Certain laws, ordinances and regulations could limit our ability to develop, use, or sell our products.

Our business depends substantially on the continuing efforts of our executive officers, and our business may be severely disrupted if we lose their services.

We believe that our success is largely dependent up on the continued service of the member of our management team, who are critical to establishing our corporate strategies and focus, and ensuring our continued growth. In particular, our president, Mr. Ang Kang Han, has substantial experience and expertise in PVC foam sandal and PU synthetic leather industry, is crucial to our success. Our continued success will depend on our ability to attract and retain a qualified and competent management team in order to manage our existing operations and support our expansions plans. Although this possibility is unlikely, if any of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Therefore, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers. In addition, if any of our executives joins a competitor or forms a competing company, we may lose some of our customers.

Certain of our existing shareholders and director have substantial influence over our company, and their interests may not be aligned with the interests of our other shareholders.

As a result of the Securities Exchange Agreement, China Changesheng Investment Limited and China Longshan Investment Limited, collectively own, in the aggregate, approximately 86.5% of our outstanding voting securities. China Changesheng Investment Limited and China Longshan Investment Limited are control by Ms. Tsoi Sau Lun who controls these companies on behalf of Mr. Ang, a director and our president. As a result, Mr. Ang will have significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors and other significant corporate actions without seeking other shareholders approval. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our Company and might reduce the price of our shares.

Prior to 2007, we were late in filing our periodic reports.

As a public company, we are subject to the reporting requirements of Exchange Act. Although we have filed all of our required periodic reports, prior to 2007, we failed to timely file some of our periodic reports. Although we intend to file our period reports within the time period permitted by the SEC rules, a failure to timely file such reports may affect our ability to qualify for quotations for our common stock on the OTCBB or may lead to an SEC administrative proceeding.

RISKS RELATED TO DOING BUSINESS IN CHINA

As substantially all of our assets are located in the PRC and all of our revenues are derived from our operations in China, changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

All of our deposits are held with banks in China which are not insured.

We hold all of our bank deposits with banks in China. China does not have an equivalent federal deposit insurance as in the United States. Accordingly, all of our deposits held in the banks in China are not insured. Although, we hold accounts with several banks in China and periodically evaluate the credit quality of our banks in efforts to mitigate any potential risk, we may be adversely affected in the event of a material disruption or financial distress of the banks.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

The PRC’s legal system is a civil law system based on written statutes. Decided legal cases do not have so much value as precedent in China as those in the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, governmental approvals required for conducting business and investments, laws and regulations governing the advertising industry, as well as commercial, antitrust, patent, product liability, environmental laws and regulations, consumer protection, and financial and business taxation laws and regulations.

The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Our PRC subsidiary, Shishi Feiying Plastic Co., Ltd., is considered a foreign invested enterprise under PRC laws, and as a result is required to comply with PRC laws and regulations, including laws and regulations specifically governing the activities and conduct of foreign invested enterprises. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our businesses. If the relevant authorities find us in violation of PRC laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•· levying fines;

•· revoking our business license, other licenses or authorities;

•· requiring that we restructure our ownership or operations; and

•· requiring that we discontinue any portion or all of our business.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws, or other foreign laws against us or our management.

All of our current operations are conducted in China. Moreover, most of our directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our sales will be settled in RMB dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of RMB into foreign currency. In July 2005, the Chinese Government has adjusted its exchange rate policy from “Fixed Rate” to “Floating Rate.” Accordingly the RMB is no longer pegged to the U.S. dollar. During January 2008 to January 2009, the exchange rate between RMB and US dollars has fluctuated from US $1.00 to RMB 7.3141 and US $1.00 to RMB 6.8542, respectively. Since January 2009, the exchange rate has been stable, and was approximately at US $1.00 to RMB 6.84. By the end of 2011, the exchange rate was approximately at US $1.00 to RMB 6.3647. There can be no assurance that the exchange rate will remain stable.

Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market. Our financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which its earnings and obligations are denominated.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our sales are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of its annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiaries' ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, effective May 29, 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. This date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked our shareholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

On August 8, 2006, the PRC Ministry of Commerce (“MOFCOM”), joined by the State-owned Assets Supervision and Administration Commission of the State Council, the State Administration of Taxation, the State Administration for Industry and Commerce, the China Securities Regulatory Commission and SAFE, released a substantially amended version of the Provisions for Foreign Investors to Merge with or Acquire Domestic Enterprises (the “Revised M&A Regulations”), which took effect on September 8, 2006 and was further amended on June 22, 2009. These new rules significantly revised China’s regulatory framework governing onshore-to-offshore restructurings and foreign acquisitions of domestic enterprises. These new rules signify greater PRC government attention to cross-border merger, acquisition and other investment activities, by confirming MOFCOM as a key regulator for issues related to mergers and acquisitions in China and requiring MOFCOM approval of a broad range of merger, acquisition and investment transactions. Further, the new rules establish reporting requirements for acquisition of control by foreigners of companies in key industries, and reinforce the ability of the Chinese government to monitor and prohibit foreign control transactions in key industries.

Among other things, the revised M&A Regulations include new provisions that purport to require that an offshore special purpose vehicle, or SPV, formed for listing purposes and controlled directly or indirectly by PRC companies or individuals must obtain the approval of the CSRC prior to the listing and trading of such SPV’s securities on an overseas stock exchange. On September 21, 2006, the CSRC published on its official website procedures specifying documents and materials required to be submitted to it by SPVs seeking CSRC approval of their overseas listings. However, the application of this PRC regulation remains unclear with no consensus currently existing among the leading PRC law firms regarding the scope and applicability of the CSRC approval requirement. Our PRC counsel, believes that it is uncertain whether the transaction is subject to CSRC’s approval, and in reality, many other similar companies have completed similar transactions like the share exchange contemplated under the Exchange Agreement without CSRC's approval and our PRC legal counsel is not aware of any situation in which the CSRC has imposed a punishment or penalty in connection with any such transactions. However, if the CSRC or other PRC Government Agencies subsequently determine that CSRC approval is required for the share exchange and private placement contemplated under the Exchange Agreement, we may face material regulatory actions or other sanctions from the CSRC or other PRC Government Agencies.

If the CSRC or another PRC regulatory agency subsequently determines that CSRC approval was required for our restructuring, we may face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock.

Also, if later the CSRC requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirements, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our common stock.

Under the New Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders.

China passed a new Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation against non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and its non-PRC shareholders would be subject to a withholding tax at a rate of 10% when dividends are paid to such non-PRC shareholders. However, it remains unclear as to whether the Notice is applicable to an offshore enterprise incorporated by a Chinese natural person. Nor are detailed measures on enforcement of PRC tax against non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Nonresident Enterprises' Share Transfer, or Circular 698, that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation, or SAT, released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term “indirectly transfer” is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. It is also unclear, in the event that an offshore holding company is treated as a domestically incorporated resident enterprise, whether Circular 698 would still be applicable to transfer of shares in such offshore holding company. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. If Circular 698 is determined to be applicable to us based on the facts and circumstances around such share transfers, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties, and make most of our sales in China. The PRC also strictly prohibits bribery of government officials. Our activities in China may create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO THE MARKET FOR OUR STOCK

The market price of our common stock can become volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include, but are not limited to:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
•	changes in financial estimates by us or by any securities analysts who might cover our stock;
•	speculation about our business in the press or the investment community;
•	significant developments relating to our relationships with our customers or suppliers;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;
•	customer demand for our products;
•	investor perceptions of our industry in general and us in particular;
•	the operating and stock performance of comparable companies;
•	general economic conditions and trends;

•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;
•	changes in accounting standards, policies, guidance, interpretation or principles;
•	loss of external funding sources;
•	sales of our common stock, including sales by our directors, officers or significant shareholders; and
•	additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock at a time when you may want to sell your interest in us.

We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

Our common stock is illiquid and this low trading volume may adversely affect the price of our common stock.

Our common stock is quoted on the OTCBB. The trading market in our common stock is illiquid. Our limited trading volume will subject our shares of common stock to greater price volatility and may make it difficult for you to sell your shares of common stock.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Certificate of Incorporation authorizes our Board of Directors to issue up to 10,000,000 undesignated shares. The undesignated shares may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by the shareholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any undesignated shares could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of undesignated shares could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our Board of Directors to issue undesignated shares could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our shareholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

All land in China is owned by the State. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

All of our facilities described below are located at Longshan Development Area, Hanjiang Town, ShiShi City, Fujian, China.

We own and use various properties, both land use right and buildings of approximately 641,291 square feet of space comprised of manufacturing facilities, warehousing and packaging facilities, dormitory space, dining halls, administrative offices and green area. In addition, we lease our land use rights of approximately 134,978 square feet from Shishi Changsheng for the slipper factory. The lease is for four years at an annual payment of $36,899 (RMB 234,851). The lease expired on December 31, 2011. The company made a new lease agreement with Changsheng. It is 2-year lease agreement with annual payment of $14,760(RMB 93,940)

The following describes our current property and proposed San Ming facility in greater detail:

		San Ming
	SFP	(In the start-up phase)
Description	Area (square feet)	Area (square feet)	Ownership/Lease*
Resin factory	9,613	27,603	Owned
PU production factory	87,375	644,497	Owned
Recycling room	13,524	20,345	Owned
Boiler room	7,958	9,213	Owned
Warehouse	96,148	152,120	Owned
Dorm	11,211	11,333	Owned
Office	7,393	5,387	Owned
Overhaul shop		23,253	Owned
Green Way (path, greenbelt, etc.)	408,069	1,190,633	Owned
Slipper production factory	41,357		Shishi Changsheng
Warehouse for our slipper	35,913		Shishi Changsheng
Dorm for our slipper	11,051		Shishi Changsheng
Office for our slipper	2,172		Shishi Changsheng
Green Way (path, greenbelt, etc.) for our slipper	44,485		Shishi Changsheng

* Land use right and buildings.

We believe that all leased space is in good condition and that the property is adequately insured by us.

Although we believe that our current facilities is adequate and suitable to meet our existing demands, we currently utilize 100% of our current facilities. We intend to increase our production capacity primarily pursuant to certain a call option to acquire all of the outstanding shares of San Ming which has certain leasing rights to build manufacturing facilities in DaTian city, Fujian. We also entered into a call option agreement to acquire all of the shares of FFP which is attempting to acquire certain development rights to build a proposed manufacturing facility in Yong’an city. The development of the proposed manufacturing facility in Yong’an city by FFP was put on hold due to issues related to securing the land use rights, and the strategic decision to complete the build-up of the facility in DaTian city by San Ming before undergoing another construction project. The FFP call option expired on January 17, 2012. Construction on the facility in DaTian city by San Ming began in June 2010. There are three phases for the new PU leather factory. Phase 1 has been completed and consists of construction of the actual facilities that will house the production center and the purchases and installation of 3 wet process production lines, 2 dry process production lines and installation of recycling equipment to recapture and recycle chemicals used in the production process. Phase 1 has total cost of $20.0 to $21.0 million. Since Phase 1 has completed, the San Ming facility have the same production capacity as our current SFP facility. Phase 1 has completed with two wet production lines and three dry production lines which represents approximately 100% of Phase 1 capacity. The San Ming has been testing their machine and equipment for the past 5 months, except for a one month break during spring holiday. San Ming is currently in production and had sales in first quarter 2012. Phase 2 has not started yet; the timing is somewhat dependent on PU leather demand and the availability of capital resources. Phase 2 will consist of the expansion from 3 wet processing lines to 9 wet processing lines, from 2 dry process lines to 7 dry processing lines, and the addition of a resin plant and 5 base-cloth production lines. We intend to fund phase 2 from the sale of equity instruments and bank financing. After the construction of Phase 2, San Ming will decide how it wishes to proceed on Phase 3. Phase 3 consists of installing new wet and dry processing lines to product super-fiber PU leather, and the ability to produce PU leather for other industries at high capacity. As of December 31, 2011, the cost associated with the construction of phase 1 at San Ming was approximately $20.56 million of which SFP funded approximately $9.95 million.

In addition, we own land use rights and buildings covering an area equal to approximately 68,000 square feet in Longshan Development Area, Hanjiang Town, ShiShi City, Fujian, China, which lease as follows:

Lessee	Square Feet	Purpose	Rent	Expiration Date
Fujian Shishi Rural Cooperative Bank	135	Bank – ATM Room	$1,131/year	April 30, 2013
Quanzhou Sancai Garment Co., Ltd.(1)	67,716	Garment factory	$6,034/month	February 28,2013

(1) Quanzhou Sancai is in the process of renovating the facility at its own cost. The Company suspended the lease until renovations are completed.

We previously rented approximately 45,000 square feet to Shishi Feng Yuansheng Weaving Co., at approximately $1,200 per month. Such agreement expired on December 31, 2011.

Item 3. Legal Proceedings

At the present time, there is no pending litigation or proceeding involving the company.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the Pink Sheets until April 10, 2008 when it became eligible to be quoted on the OTC Bulletin Board under the symbol “SOON.” The high and low bid information for the years ended December 31, 2011 and 2010 by quarter is set forth below and give effect to 1 for 18.29069125 reverse stock split. The information was obtained from the OTC BB and Pink Sheets and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Fiscal Year Ending December 31, 2011	High	Low
First Quarter	$3.66	$0.91
Second Quarter	3.66	2.19
Third Quarter	3.48	2.01
Fourth Quarter	4.57	2.19

Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$3.29	$1.83
Second Quarter	$4.57	$1.83
Third Quarter	$2.19	$1.65
Fourth Quarter	$1.83	$1.10

Shareholders

As of March 15, 2012, we had approximately 547 shareholders of record and 20,000,443 shares issued and outstanding. This does not include the holders whose shares are held in a depository trust in “street” name.

Dividend Policy

We presently do not expect to declare or pay such dividends in the foreseeable future and expect to reinvest all undistributed earnings to expand our PRC operations, which the management would be most benefit our shareholder. Undistributed earnings will be reinvested in our operations in PRC. Payment of dividends to our shareholders would require payment of dividends by our PRC subsidiary to us. PRC accounting standards and regulations currently permit payment of dividends only out of accumulated profits, a portion of which is required to be set aside for certain reserve funds. Our inability to receive all of the revenues from our PRC subsidiary’s operations may provide an additional obstacle to our ability to pay dividends if we so decide in the future. The declaration of dividends, if any, will be subject to the discretion of our board of directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others. Please refer to the risk factors for a more detailed discussion on the limitations on the payment of dividends to us by our subsidiary.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from this discussed in the forward-looking statements. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under “Risk Factors.”

Overview

We manufacture synthetic polyurethane leather (PU leather) for the shoe industry in Fujian Province, China. Our primary business is the design, manufacturing and sale of PU leather for the shoe manufacturing industry in China. In addition, we manufacture flip-flops and slippers (footwear) for sale in China and abroad. During 2011, our total sales were $22,324,127 for PU leather and $5,531,291 for footwear. Our sales of PU leather accounted for 80.14% of total revenues, and our footwear accounting for 19.86% of total revenue. In 2011, 82.25% of our sales were domestic in China, 7.7% of our sales were in the Middle East and 10.05% were in Africa. Our Middle East and Africa sales were comprised completely from footwear.

Our principal cost of revenue is raw material used in connection with the manufacturing of our products. For PU leather 60% and 20% of our cost of sales is from manufacture of resins and purchase of the base-cloth. The remaining 20% is comprised of labor, overhead and other chemicals used in the wet process. Our primary operating expenses are for general and administrative expenses which include salaries, social insurance (including basic pension, basic medical insurance, work-related injury insurance, unemployment insurance and maternity insurance), property taxes, and depreciation expense. Our primary selling expenses are for shipping, freight, and other transportation fees.

In order to better control our cost and support our production needs for our PU leather business, we have established a resin paste plant. In addition, through San Ming, we intend to establish a cloth production plant so we will be able to also manufacture base cloths required for production of PU leather. By having our own resin paste and base cloths production plant, we believe that it will minimize the adverse impact of the rise in raw material price on the profit margin of PU leather products.

Our financial statements reflect that management has determined that no allowances for sales return or doubtful accounts were necessary. Therefore, any delay or failure to collect on the trade receivables, and or substantial increase in sales return will adversely affect our results of operations.

Developments

During 2011, we have taken the following actions in connection with the construction of our proposed plants:

We have entered into call option agreements with Mr. Ang to procure the manufacturing facilities to be built by San Ming and FFP. Both call option agreements allow our subsidiary HKWeituo to purchase the shares of San Ming and FFP at 90% of the net tangible asset value as of the date of exercise of the call option to be determined by an independent third party appraiser. The total consideration for the San Ming call option agreement was $5,778,005 (RMB 38,082,546) which consisted of $5,694,515 (RMB 37,532,546) in advances made by SFP to Shishi Changsheng, which obligation was subsequently transferred to Mr. Ang and $83,490 (RMB 550,000) in advances made by SFP to San Ming which obligation was subsequently transferred to Mr. Ang. The $5,778,005 (RMB 38,082,546) in total obligations due to SFP from Mr. Ang was cancelled upon the execution of the call option and will be applied towards the purchase price of San Ming if the call option is exercised by HK Weituo. The call option agreement for San Ming expires on January 17, 2014. The San Ming Agreement also stipulates that we and San Ming are separate entities and that there are not any guarantees or commitments for us to perform or be liable for any of the debts or commitments of San Ming or Mr. Ang as the owner of San Ming.

The consideration for the FFP call option agreement was $151,800 (RMB 1,000,000) which was paid by HK Weituo to Mr. Ang in July 2011. The $151,800 will be applied towards the purchase price of the FFP if the call option is exercised by HK Weituo. The call option agreement for FFP expired on January 17, 2012 and was not exercised. Except for the forfeiture of the $151,800, there were no consequences for not exercising the FFP call option.

Neither call option agreement provides for a refund of the option consideration if such option is not exercised within the prescribed expiration date. The assignment of the San Ming or FFP shares pursuant to the call option agreements do not require government approval, but need to be filed with the relevant local Chinese authorities. It is our intent to exercise the call option to acquire the San Ming shares. In the event that we do not exercise the call option to acquire the shares of San Ming and such option lapse, San Ming will owe us money for funds advanced subsequent to entering into the call option agreement or otherwise due to us.

FFP is a China WFOE 100% owned by Mr. Ang, our director, executive officer and majority shareholder. FFP was incorporated on June 24, 2008 for the purpose of building a second factory for the production of PU leather in Fujian. The construction of the new plant has not started yet while FFP attempts to secure the land use rights from the Chinese government. FFP is essentially inactive and has been dormant until the land use rights issues can be resolved.

San Ming is a China WFOE 100% owned by Mr. Ang. San Ming was incorporated on July 20, 2010 for the purpose of building a factory for the production of PU leather in DaTian. Cash is being transferred between the two companies for cash flow purposes without a formal note or interest payments on the amounts loaned. Construction on the San Ming facility in DaTian city began in June 2010. There are three phases for the new PU leather factory. Phase 1 is still under way and consists of construction of the actual facilities that will house the production center and the purchases and installation of three wet process production lines, two dry process production lines and installation of recycling equipment to recapture and recycle chemicals used in the production process. Two wet process production lines are assembling and are ready to be placed into trial production. Phase 1 has an estimated total cost of $20.0 to $21.0 million. Phase 1 is currently on schedule. The San Ming factory has been testing its machine and equipment for the past 5 months, except for a one month break during spring holiday. San Ming is currently in production and had sales in the first quarter 2012. Phase 2 has not started yet. The timing is somewhat dependent on PU leather demand and the availability of capital resources. Phase 2 will consist of the expansion from 3 wet processing lines to 9 wet processing lines, from 2 dry process lines to 7 dry processing lines, and the addition of a resin plant and 5 base-cloth production lines. We intend to fund phase 2 from the sale of equity instruments and bank financing. After the construction of Phase 2, San Ming will decide how it wishes to proceed on Phase 3. Phase 3 consists of installing new wet and dry processing lines to manufacture super-fiber PU leather, and the ability to produce PU leather for other industries at high capacity.

San Ming was consolidated with our financial statements for the year ended December 31, 2011 in accordance with U.S. generally accepted accounting principles as a VIE because the Company is the primary beneficiary due to the related-party relationship with Mr. Ang, San Ming’s reliance on contributions from Mr. Ang and potentially the Company to build the factory, and our intention to exercise the call option agreement. During the year ended December 31, 2011, FFP was inactive with no ongoing business operations and therefore is not considered a VIE.

Short-Term Strategic Plan. Subject to the availability of funds for the remainder of the fiscal year we intend to maintain our present product structure and to develop our proposed new PU leather plant through San Ming.

While we had net income of approximately $775,000 for 2011, we experienced losses of approximately $1.57 million during the fourth quarter of 2011. On December 31, 2011, we had a working capital deficit of approximately $10.4 million compared with a working capital deficit of approximately $721,000 on December 31, 2010.

These factors raise substantial doubt about our ability to continue as a going concern.

The decrease in our working capital is partially due to a decline of our cash to finance the our growth and expansion. Operating activities provided $4,373,099 in cash in the twelve months ended December 31, 2011. Investing activities used $12,134,553 in cash in the 12 months ended December 31, 2011. Financing activities provided $7,043,995 in the twelve months ended December 31, 2011.

Our ability to meet our commitments as they become payable is dependent on our ability to obtain additional financing and achieving a profitable level of operations. There are no assurances that we will be successful in achieving these goals. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The cost and related accumulated depreciation of assets sold or otherwise retired are eliminated from the account and any gain or loss is included in the statement of income for that period. The cost of maintenance and repairs is charged to income as incurred, whereas material renewals and betterments are capitalized.

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

Revenue Recognition.

The Company operates two distinct business segments, its footwear business and its PU leather business. The footwear business segment manufactures PVC foam slippers for sale in China, Africa and the Middle East. Sales of the Company’s PVC foam slippers to consumers in Africa and the Middle East are through our sole distributor, Ransford, and sales to China are to our sole long-time customer. Sales are recognized when the product is delivered and accepted by the customer, the sales price is determinable through invoice or sales contract, and collection is reasonably assured.

The Company’s PU leather business segment manufactures synthetic leather for use by shoe manufactures within China. Distributors in China take sales orders from the shoe factories and fulfill the orders through PU leather manufacturers like the Company. In most cases the Company delivers the PU leather directly to the end customer, who tests and accepts the order, the Company is then paid by the distributor. In some cases deliver is made to the distributor, who tests and accepts the order and pays the Company directly. In this case the Company usually does not know the identity of the shoe manufacturer. The Company does have some shoe manufactures who they sell to directly, in which case when the shoe manufacturer receives and accepts the order, they pay the Company directly. In the normal course of business the Company provides 150-day payment terms to its distributors. Sales are recognized when the product is delivered and accepted by the customer, the sales price is determinable through invoice or contract, and collection is reasonably assured.

Results of Operations

	Year ended December 31
		% of		% of
	2011	Revenues	2010	Revenues
REVENUES	27,855,418	100.0%	33,062,267	100.0%
COST OF REVENUES	22,535,051	80.9%	24,718,136	74.8%
GROSS PROFIT	5,320,367	19.1%	8,344,131	25.2%
OPERATING EXPENSES				0.0%
Selling	433,541	1.6%	510,366	1.5%
General and administrative	3,210,723	11.5%	617,383	1.9%
TOTAL OPERATING EXPENSES	3,644,264	13.1%	1,127,749	3.4%
INCOME FROM OPERATIONS	1,676,103	6.0%	7,216,382	21.8%
Other income (expense)	(623,970)	-2.2%	(583,280)	-1.8%
INCOME BEFORE PROVISION FOR INCOME TAXES	1,052,133	3.8%	6,633,102	20.1%
Income tax expense	277,626	1.0%	830,247	2.5%
NET INCOME	774,507	2.8%	5,802,855	17.6%

For the year ended December 31, 2011 and 2010

Revenues

Revenues were $27,855,418 and $33,062,267 for the years ended December 31, 2011 and 2010, respectively. Revenues decreased by $5,206,849, or 15.75%, for the year ended December 31, 2011, compared to the same period in 2010. Revenues for PU leather and footwear were $22,324,127 and $5,531,291, respectively, for the year ended December 31, 2011, and $27,062,512 and $5,999,755, respectively for the year ended December 31, 2010.

The decrease in revenue for our PU leather business was due to a decrease in orders from existing distributors and customers. The Company has approximately the same number of distributors, between 2011 and 2010; but in third quarter of 2010, the Company provided its long time and largest distributor, Yuanfeng, with preferential payment terms of up to one year bearing interest rate equal to 15% discount to bank rates. As a result of this change, Yuanfeng accounted for approximately 15% of our total sales for 2010 and expanding sales of our PU leather into other provinces in China. There was no corresponding sales to Yuanfeng during 2011. As of December 31, 2011 and 2010, we had accounts receivable of $790,181, which represents 1.61% of our total assets compared to $6,171,639, which represents 37.98% of our total assets. At December 31, 2011, the Company has collected all accounts receivable from Yuanfeng. The Company believes that the overall market for PU leather in China appears to be temporary flat or decreasing due to the economy. Prior to entering into the agreement with Yuanfeng, Yuanfeng purchased our products pursuant to a standard purchase order.

Sales from our footwear segment were materially unchanged as we continued to produce our private label “WinTop” flip-flop. A majority of our footwear sales are to Ransford who sell our footwear products in Africa and the Middle East. Ransford accounted for 89.94% in 2011 and 90% in 2010 of our total sales in our footwear business.

Cost of Revenue

Cost of revenue includes our costs of raw materials and salaries of workers. Cost of revenue was $22,535,051 and $24,718,136 for the year ended December 31, 2011 and 2010, respectively. Cost of revenue for the year ended December 31, 2011 decreased by $2,183,085, or by 8.83% compared to the same period in 2010. The decrease in cost of revenue was primarily attributable to the decrease in the purchase of raw materials due to the decrease in sales. Stated as a percentage of revenues, cost of revenue for the year ended December 31, 2011, was 80.9% and for the corresponding period of 2010 was 74.8%. Cost of revenue increased for footwear from 86.0% in 2010 to 93.0% in 2011; an increase of 8.1%. This increase was due to climbing labor costs in China and our inability to pass those increase in costs to the customer. Cost of revenue increased for PU leather from 72.3% in 2010 to 78.0% in 2011; an increase of 8.0%. This increase was primarily due to the increase in prices of resins and base-cloth. Resins and base-cloth represents approximately 80% of the cost of revenues for PU leather. Our ability to control that cost contribute to the stability in our cost of revenues as a percent of sales. As part of phase 2 of the San Ming construction project, we will produce our own base-cloth.

Operating Expenses

General and Administrative. General and administrative expenses include payroll and related employee benefits, and other headcount-related costs associated with finance, facilities, legal and other administrative expenses. General and administrative expenses were $3,210,723 and $617,383 for the year ended December 31, 2011 and 2010, respectively. General and administrative expenses increased as a percentage of revenue from 1.9% in 2010 to 11.5% in 2011. This increase was primarily due to increased accounting and legal expense due to our being a public company, bad debt expense of approximately $540,000 recognized in the fourth quarter of 2011 and consumables of approximately $1,542,000 used to prepare the San Ming factory for production testing.

Selling Expenses. Sales and marketing expenses include delivery, freight and expenses to move products. Sales and marketing expenses were $433,541 and $510,366 for the year ended December 31, 2011 and 2010, respectively. The $76,825 or 15.05% decrease in sales and marketing expense was due to decreased number of products that need to be delivered to customers. As a percentage of revenues, selling expense slightly increased to 1.6% in 2011 compared to 1.5% in 2010. Selling expense is generally a variable cost for the Company and we expect it to remain fairly consistent, but it is dependent on fuel and other delivery prices. We will try to find more affordable means to ship and have goods delivered, especially in our footwear business segment where a significant portion of our sales are to Africa and the Middle East.

Other Income (Expense). Net other expense was ($623,970) and ($583,280) for the years ended December 31, 2011 and 2010, respectively. The increase in other expense was primarily attributable to an increase in interest expense due to the increase of bank borrowings. The Company continually shops various banking facilities to keep interest rates as low as possible. There is a general increase in interest rates as the PRC has increased rates to fight inflation.

Net Income

Net income decrease from $5,802,855 in 2010 to $774,507 in 2011. The decrease can be primarily attributed to a decrease in sales and increase in general and administrative expenses during 2011.

Liquidity and Capital Resources

We had retained earnings of $11,381,775 and $10,607,267 as of December 31, 2011 and 2010, respectively. As of December 31, 2011, we had cash and restricted cash of $423,699 and total current assets of $15,691,895. As of December 31, 2011, we had accounts receivable of $790,181, representing 5.04% of our total current assets, compared to $6,171,639, representing 37.98% of total current assets as of December 31, 2010. Our accounts receivable at December 31, 2011 decreased from December 31, 2010 primarily due to collection of the receivables from one of our distributors, Yuanfeng, that we’ve previously extended preferential payment terms in the third quarter of 2010. Under the Yuanfeng cooperation agreement that we memorialized in January 10, 2011, we agreed to extent certain credit for the sale our products to Yuanfeng during 2010 of up to $5.27 million for one year for which Yuanfeng will pay us interest at a rate equal to a 15% discount of the one-year bank interest rate on the outstanding balance. The purpose of the preferential payment terms is to allow Yuanfeng the ability to stock our products to expand its distribution market of our products. As a result of the preferential payment terms, Yuanfeng accounted for approximately 15% of our total sales for 2010 and has expanded our sales of PU leather into other provinces in China. At December 31, 2011, we have collected all the receivables from Yuanfeng. Inventories have increased by $5,643,724, mainly due to the increase in raw materials in San Ming. The Company increased raw materials because San Ming began to make sales in first quarter 2012.

As of December 31, 2011, we had related party receivables of $0 compared to $1,334,545 as of December 31, 2010. The related party receivables are a result of advances to develop the San Ming facility. Prior to the closing of the Securities Exchange Agreement, the Company did not evaluate credit risks of related party loans nor did the loans have specific terms or bear interest. Historically, when certain related parties were temporarily short of working capital, they could borrow from other related parties for short-term periods. This procedure was consistent of how Mr. Ang operated his related companies prior to them being part of a SEC registered reporting company. Mr. Ang believed, at that time, that the short-term borrowings were a better way to provide working capital among the related parties without paying interest. In light of the Company becoming a reporting company, the Company has stopped this practice. As of January, 2011, all of our related party receivables have been satisfied.

Total liabilities as of December 31, 2011 were $26,062,142, compared to total liabilities of $16,972,369 as of December 31, 2010. This increase is attributable to primarily to an increase in short-term loans and notes payable related to the building of the San Ming facility. As of December 31, 2011, we had a negative working capital of $10,370,247 and a negative working capital of $720,971 as of December 31, 2010; however, we are gradually collecting our accounts receivable. San Ming has begun to sales in first quarter 2012. We believe our cash and accounts receivable are adequate to satisfy our working capital needs and sustain our ongoing operations for one year.

However, even if our cash reserves are sufficient to sustain operations, we must borrow or raise additional capital by the sale of our securities in order to implement our strategic growth plans which include the construction of our San Ming PU leather factory. Estimated total cost is approximately from $20.0 million to $21.0 million which includes expenses for civil engineering facilities including infrastructural facilities, such as factory building and roads; for machinery including three wet process production lines, two dry process production lines and one set of recycling equipment; and for working capital for our normal production and operation. As of December 2011, the costs associated with the construction of phase 1 at San Ming was approximately $20.56 million of which Mr. Ang funded approximately $5.4 million as registered capital and SFP funded approximately $11.4 million. Of the approximately $11.4 million funded by SFP, $5,778,005 in the aggregate was advanced by SFP to San Ming in the amount of $83,490 and to Shishi Changsheng, a company controlled by Mr. Ang, in the amount of $5,694,515. Shishi Changsheng, in turn, advanced the $5,694,515 in funds towards the construction of the San Ming facility. The amount due from San Ming and Shishi Changsheng were subsequently transferred to Mr. Ang. As consideration for entering into a call option to acquire the San Ming property, we cancelled the amount due from Mr. Ang in the aggregate amount of $5,778,005 and such amount will credited against the San Ming purchase price if the call option is exercised. The balance of approximately $5.7 million of the $11.4 million was advanced by SFP to San Ming during the first quarter of 2011 and was used by San Ming for construction costs and equipment related to the proposed San Ming facility In addition, in connection with Phase 2, San Ming spent $1 million to prepare the land for construction and to order equipment which were advanced by SFP. As of December 31, 2010, FFP owed the Company $1,271,431. As of December 31, 2011, the Company collected all amounts due from FFP and owes FFP $62,832. As of December 31, 2011, San Ming owned us approximately $9.95 million.

We have entered into certain call options to acquire San Ming and FFP. The call option on FFP lapsed and was not exercised. In the event that we do not exercise the call option on San Ming, San Ming, or both, may owe us money for funds advanced subsequent to entering into the call option agreement or otherwise due to us, if any. As of December 31, 2011, San Ming owed us approximately $9.95 million. The $9.95 million due from San Ming relates to advances made by SFP to San Ming for construction costs and equipment related to the proposed San Ming facility discussed above. The $9.95 million in advances made by SFP to San Ming were made pursuant to an oral agreement between the parties. The advances are to be repaid by San Ming upon demand by SFP, do not bear interest and are not secured. As of December 31, 2010, we had a receivable from FFP which related to funds used in efforts to secure the land use rights at the proposed FFP facility. As of December 31, 2011, we collected all amounts due from FFP and we owed FFP $62,832 as of such date. It is unclear whether, at this time, San Ming has the ability to pay us back for the funds advanced. If we do not exercise our call option and San Ming is unable to pay back the funds advance, this could affect our liquidity.

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

While we had a net income of approximately $775,000 for 2011, we experienced losses of approximately $1.57 million during the fourth quarter of 2011. On December 31, 2011, we had a working capital deficit of approximately $10.4 million compared with a working capital deficit of approximately $721,000 on December 31, 2010.

These factors raise substantial doubt about our ability to continue as a going concern.

The decrease in our working capital is partially due to a decline of our cash to finance our growth and expansion. Operating activities provided $4,373,099 in cash in the twelve months ended December 31, 2011. Investing activities used $12,134,553 in cash in the 12 months ended December 31, 2011. Financing activities provided $7,043,995 in the twelve months ended December 31, 2011.

Our ability to meet its commitments as they become payable is dependent on our ability to obtain additional financing and achieving a profitable level of operations. There are no assurances that we will be successful in achieving these goals. Our consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Below is a summary of our cash flow:

Net Cash Provided by Operating Activities. For the year ended December 31, 2011, net cash provided by operating activities was $4,373,098 compared to net cash provided by operating activities of $1,666,235 for the year ended December 31, 2010. The increase in net cash provided by operating activities for the year end December 31, 2011 primarily related to collection of accounts receivable and increase in accounts payable and other liabilities.

Net Cash Used in Investing Activities. For the year ended December 31, 2011, net cash used in investing activities was $12,134,553 compared to net cash used in investing activities of $9,300,657 for the year ended December 31, 2010. The increase in net cash used in investing activities for the year end December 31, 2011 primarily related to purchases of plant and equipment related to San Ming.

Net Cash Provided by Financing Activities. For the year ended December 31, 2011, net cash provided by financing activities was $7,043,995 compared to net cash provided by financing activities of $7,053,457 for the year ended December 31, 2010. The net cash provided by financing activities consisted primarily of net proceeds from the issuance or payment of short-term borrowings and related party transaction and from the capital contribution of $1,148,023 from San Ming.

Loan Facilities

In China, banks usually do not provide long term loans to businesses. Most loans are short term loans (12 months or less). All of our loans with Chinese banks are for a period of twelve months. As such, each year we repay our loans and/or apply for new loans with our banks or with other banks for working capital needs. For 2011, we borrowed approximately $17.42 million from various banks for the working capital needs and repaid approximately $13.68 million during the year ended on December 31, 2011. All of our bank borrowings are secured by our land buildings and/or guarantee by third parties. As of December 31, 2011, the Company and its subsidiaries have the following loan facilities with the following terms:

				Credit	Outstanding as	Interest
Lender	Borrower	Secured	Duration	Limit	of 12/31/11	Rates
Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd. Secured by account receivable of $1,150,093	6/10/11-2/10/12	$4,713,498	$974,123	6.6255%
Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd. Secured by account receivable of $628,466	6/10/11-2/15/12	$4,713,498	$534,196	6.6255%
Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd. Secured by account receivable of $392,791	6/10/11-2/15/12	$4,713,498	$329,945	6.6255%
Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd. Secured by account receivable of $235,675	12/12/11-10/9/12	$4,713,498	$196,396	6.888%
Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by land and building of Shishi Changsheng, a company owned by Mr. Ang, our chairman, president and largest shareholder	11/24/11-11/16/12	$1,099,816	$746,304	6.888%
Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by land and building of Longshan Plastic Co., a company owned by Mr. Ang, our chairman, president and largest shareholder	11/24/11-11/16/12	$942,700	$754,160	6.888%
Industrial and Commercial Bank of China Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by land and building of Shishi Feiying Plastic Co., a company owned by Mr. Ang, our chairman, president and largest shareholder	12/2/11-11/27/12	$1,256,933	$1,099,816	6.888%
China Everbright Bank Quanzhou Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	5/6/11-5/5/12	$3,142,332	$1,571,166	7.2565%
China Everbright Bank Quanzhou Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	9/13/11-3/12/12	$3,142,332	$1,571,166	7.015%
China Construction Bank Shishi Branch*	Shishi Feiying Plastic Co., Ltd.	Secured by our land and building	7/14/11 – 7/14/12	$5,499,081	$2,906,657	6.888%
China Construction Bank Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by our land and building	1/4/11 – 1/4/12	$5,499,081	$1,571,166	5.56%
China Construction Bank Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Secured by our land and building	10/13/11 – 9/30/12	$5,499,081	$597,043	6.56%
China Construction Bank Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	10/13/11 – 9/30/12	$5,184,848	$235,675	6.56%
China Construction Bank Shishi Branch	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	12/14/11 – 12/14/12	$5,184,848	$785,583	6.56%
Shanghai Pudong Development Bank - Shishi Branch*	Shishi Feiying Plastic Co., Ltd.	Guarantee by Shishi Lixiang Food Co., Ltd.	1/27/11– 1/27/12	$5,184,848	$3,142,332	6.97%
			Total:	$19,796,692	$17,015,727

The company repaid $1,571,166 of the short term loans outstanding as of December 31, 2011; therefore the balance of short term loan as of December 31, 2011 was $15,444,561.

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

In China, because the bank lending system is still relatively new, it is common practice for companies to enter into cross-guarantee arrangements in order to secure line of credits with banks. SFP has entered into such an arrangement with Shishi Lixiang Food Co,. Ltd., also known as Nixian Food, Ltd. (“SLF”) in which we guarantee their performance on certain loans, and vice versa. SLF is not a related party and we do not consolidate SLF into our financial statements. As of December 31, 2011, we guarantee the following loan facilities for SLF benefit:

Lender	Interest Rate	Duration	Credit Limit	loan for SLF
Shanghai Pudong Development Bank Quanzhou Branch	6.97%	1/27/11 – 1/27/12	$5,184,848	$2,356,749

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

Not applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls And Procedures

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

Due to limited personnel and funds, we did not develop a framework from which to determine whether our internal controls over financial reporting are effective. As a result we cannot conclude whether our internal controls over financial reporting are effective or ineffective for the year ended December 31, 2011.

We are still developing a framework from which to determine whether our internal controls over financial reporting are effective. We cannot, at this time, determine when our evaluation will be complete as to determine whether our internal controls over financial reporting are effective.

However, during the audit of our financial statements for the year ended December 31, 2011, we noted that we have certain deficiencies and need substantial improvement in certain areas including the lack of sufficient and skilled accounting personnel with appropriate level of knowledge and experience in GAAP accounting, the lack of qualified resources to perform an internal audit functions properly, the lack of not effectively communicating our accounting policies and procedure to our accounting staff, and the lack of an audit committee which effects our Board’s oversight’s ability.

In addition, once our evaluation of internal controls over financial reporting is complete, we will amend our Form 10-K for the years ended December 31, 2011 and 2010 to state whether our internal controls over financial reporting are effective or ineffective.

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

Item 10. Directors, Executive Officers and Corporate Governance

Directors, Executive Officers And Corporate Governance

The following table and text set forth the names and ages of our current and proposed directors and executive officers. All of the directors will serve until the next annual meeting of shareholders for the class of directors coming up for election and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There was no arrangement or understanding between any executive officer or director and any other person pursuant to which any person was elected as an executive officer or director. There are no family relationships among directors and executive officers.

None of our directors are deemed “independent” under the independence standards adopted by the Nasdaq Capital Market. The board of directors in the future intends to seek independent directors. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past ten years. No proposed officer or directors serves as a director of another company subject to the reporting requirements under United States Federal securities laws.

Name	Age	Position
Ang Kang Han	50	Chairman of the Board and President
Huang Jin Bei	37	Director, Chief Financial Officer and Vice President
Wu Li Cong	47	Chief Operating Officer
Wu Hong Wei	34	Director and Secretary

Ang Kang Han. Mr. Ang was appointed as our President and Chairman in February 2011. After service in the military , Mr. Ang held the position of management from 1979 to 1984 at Quanzhou Shuangyang Farming which was owned by the government. During this period, he was in charge of sales and distribution management, which led to long-term relationships with potential customers and distributors. Mr. Ang established his own business in the area of Chemistry Trade Company in 1985 and gathered enough domestic and international trade knowledge. In April 1997, he built the production-manufacturing company Shishi Changsheng Shoes Industry Co. which was in the business of producing and selling PVC sandals to exploit the international market. In August 2003, Mr. Ang established Shishi Feiying Plastic Co. and, since then, served as general manager of Shishi Feiying Plastic Co. Mr. Ang is also known as Hong Jiang Han which is Mr. Ang’s Mandarin name spelled in English. Mr. Ang has over 20 years of experience in PVC sandal business and 15 years in the PU leather industry, which provides us with invaluable industry contacts and know-how, in addition to insight into our customers’ needs and requirements.

Huang Jin Bei. Mr. Huang was appointed as our Vice President and Chief Financial Officer in February 2011 and our Director in March 2011. After graduated from high school, Mr. Huang worked as warehouse staff, cashier and finally factory director at Shishi Longshan Plastic Co., from 1993 to 1997. After that, he held the position of vice manager of Shishi Changsheng Shoes Industry Co. from September 1997 to December 2005, where he was in charge of day to day management of the company. Since February 2006, Mr. Huang has served as our Vice General Manager. During the nearly 20 years working experience in PU industry, from lowest position to vice general manager, Mr. Huang has accumulated managerial and marketing experience in production manufacturing.

Wu Li Cong, Ms. Wu was appointed as our Chief Operating Officer in February 2011 . After graduation from Quanzhou Normal college, Ms. Wu established Longshan Plastic Co. in 1994 and obtained managerial experience. Later, September 1997, Ms. Wu was involved with Shishi Changsheng Shoes Industry, Ltd. and took the position of general manager. Ms. Wu was in charge of the research and development of slippers and help Mr. Ang to exploit the international markets. She was appointed as executive director at Shishi Feiying Plastic Co., in February 2004.

Wu Hong Wei, Director . Mr. Wu was appointed as our Secretary in February 2011 and our Director in March 2011. Mr. Wu majored in accounting and financing graduating from Leeds University England. He is familiar with domestic and international capital markets. From May 2005 to April 2010, Mr. Wu a director of Strait CPA firm. He is now in investment and financing business and has been serving as a director in High Reputation Assets Management Limited since April 2010. Mr. Wu’s accounting and financial background gives him knowledge of financial strategies which are integral for us to meet our requirements as a public company.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

Although we have an audit committee charter, we have not appointed anyone to the audit committee. Our board of directors will serve the function of the audit committee. The board of directors in the future intends to establish an audit committee. There is no audit committee “expert”.

Compensation Committee and Governance and Nomination Committee

Although we have a compensation committee and governance committee charters, we have not established a compensation committee or a governance and nomination committee. The board of directors currently serves these functions. The board of directors will consider establishing these committees in the future.

Compliance with Section 16(a) of the Exchange Act

Because we have not registered a class of securities under Section 12 of the Securities Exchange Act, our officers and directors are not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

Code of Conduct and Ethics

We have adopted a Code of Conduct for our CEO and Senior Financial Officers.

Item 11. Executive Compensation

Summary Compensation Table

We do not have any employment agreement with our executive officers. With the exception of payment of their respective salaries as set forth below in the table, none of our executive officers received any additional consideration for their services. The following table sets forth the information, on an accrual basis, with respect to the compensation of our executive officers for the fiscal years ended December 31, 2011 and December 31, 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Ann Kang Han	2011	$36,000	-	-	-	-	-	-	$36,000
President	2010	$36,000	-	-	-	-	-	-	$36,000
Huang Jinbei	2011	$10,000	-	-	-	-	-	-	$10,000
CFO & Vic President	2010	$10,000	-	-	-	-	-	-	$10,000
Wu Lin Cong	2011	$36000	-	-	-	-	-	-	$36,000
COO	2010	$36,000	-	-	-	-	-	-	$36,000
R.C. Cunningham, II*	2011	$0	-	-	-	-	-	-	$0
CEO & President	2010	$0	-	-	-	-	-	-	$0

Options/SAR Grants

During the last fiscal year, we did not grant any stock options or Stock Appreciation Rights (“SARS”) to any executive officers or other individuals .

Aggregated Option/SAR Exercised and Fiscal Year-End Option/SAR Value Table

Neither our executive officers nor the other individuals listed in the tables above, exercised options or SARs during the last fiscal year.

Stock Option Plan

We have adopted a stock option plan entitled the 1995 Plan that reserves 2,000,000 shares common stock for issuance upon the exercise of options. No options have been issued under the 1995 Plan.

Long-Term Incentive Plans

No Long Term Incentive awards were granted in the last fiscal year.

Defined Benefit or Actuarial Plan Disclosure

As required by Chinese law, our Chinese subsidiaries contribute 10% of an individual employee’s monthly salary to pension insurance.

Compensation of Directors

At this time, our directors are not compensated for serving as such. In the future, we may consider compensating our directors for their services.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

None of our officers or employees is under an employment contract or has contractual rights triggered by a change in control of the company.

Indebtedness of Management

As discussed in Footnote 4 to our Notes to Financial Statements, all indebtedness owed to us by Mr. Ang was paid off on December 31, 2011. There are no amounts due to us by our executive officer, and directors.

Compensation Committee Interlocks and Insider Participation

We have not established a Compensation Committee and our board of directors will serve this function. No interlocking relationship exists between our board of directors and the board of directors or compensation committee of any other entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Includes shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants and such are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group.

The following table gives effect to the automatic conversion of Series A Preferred Stock into common stock and 1-for-18.29069125 reverse stock split effected in January 2012. There is no Preferred stock outstanding.

Common Stock

The following table sets forth, as of March 15, 2012: (a) the names of each beneficial owner of more than five percent of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Title of Class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percentage of class

Common Stock	Ang Kang Han, Chairman and President	16,608,000	(1)	83.0%
Common Stock	Huang Jin Bei, Director, Vice President, and Chief Financial Officer	0		0.0%
Common Stock	Wu Li Cong, Chief Operating Officer (2)	16,608,000		83.0%
Common Stock	Wu Hong Wei, Director and Secretary	0		0.0%

Common Stock	All Officers and Directors as a Group (4 people)	16,608,000		83.0%

More than 5% Holders
Common Stock	China Changsheng Investment Limited (1)	15,648,000		78.2%
Common Stock	China Longshan Investment Limited (1)	960,000		4.8%

(1) Represents 16,608,000 shares in the name of China Changsheng Investment Limited and China Longshan Investment Limited. The owners for each of these entities are nominees for Mr. Ang, our director, president and majority shareholder.  Accordingly, Mr. Ang ultimately holds voting and discretionary power as to these shares.

(2) Ms. Wu is the spouse of Mr. Ang and may be deemed to be a beneficial owner to the shares held or attributed to Mr. Ang.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 3, 2011, we issued 1,593,351 shares of common stock to Mr. R.C. Cunningham II, our former director, Chief Executive Officer, in exchange for the cancellation of indebtedness owed to him by us in the amount of $143,401.59. In addition, prior to the closing of the Securities Exchange Agreement, the Company sold all of its shares in Sooner Communications, Inc., a subsidiary with no operations or assets, to Mr. Cunningham II for $1.00. The sale was part of the clean-up of Sooner Holdings, Inc. to facilitate the closing of the Securities Exchange Agreement.

At December 31, 2011 and 2010, we had a payable to Shishi Changsheng for $413,845 and $0, respectively. Shishi Changsheng is 100% owned by Mr. Ang, our director, executive officer and majority shareholder. Shishi Changsheng holds the land use rights for the land under the footwear factory. Pursuant to a lease dated December 21, 2007 with Shishi Changsheng, we lease 3,914.18 square meters of manufacturing space from Shishi Changsheng for an annual rent of $36,548 (RMB 234,851). We pay Shishi Changsheng rent under a four year agreement, which expires on December 31, 2011. We made a new lease agreement with Changsheng. It is 2 year lease agreement with annual payment of $14,760(RMB 93,940) For the years ended December 31, 2011 and 2010, we had rental expense of approximately $36,548 and $35,000, respectively, in accordance with the rental agreement. The receivable and payable is related to the payment of rent and transfers for cash flow purposes. As of December 31, 2011 and 2010, we had a receivable from Shishi Changsheng for $0 and $5,694,515, respectively, which was subsequently offset as part of entering into a call option agreement to acquire all of the outstanding shares of San Ming from Mr. Ang. On January 17, 2011, HK Weituo, our subsidiary, entered into a call option agreement to acquire all of the outstanding shares of San Ming from Mr. Ang. The $5,694,515 receivable from Shishi Changsheng due to SFP was transferred to Mr. Ang and later cancel in consideration of entering into the call option agreement to acquire Mr. Ang’s interest in San Ming. As additional consideration for entering into the call option agreement, a receivable in the amount of $83,490 due from San Ming to SFP and subsequently assigned to Mr. Ang was also cancelled as consideration for entering into the call option agreement. Therefore the total cost for the San Ming call option agreement to acquire all of the outstanding shares of San Ming was $5,778,005 which represented advances made by SFP to companies controlled by Mr. Ang that were subsequently transferred to Mr. Ang and cancelled.

At December 31, 2011 and 2010, we had a receivable from FFP of $0 and $1,271,431, respectively. FFP is a China WFOE 100% owned by Mr. Ang , our director, executive officer and majority shareholder. FFP was incorporated on June 24, 2008 for the purpose of building a proposed factory for the production of PU leather in Yong’an city, Fujian province. The construction of the new plant has not started yet while FFP attempts to secure the land use rights from the Chinese government. On January 17, 2011, FFP, Mr. Ang , and HK Weituo entered into a call option agreement whereby HK Weituo has the right to acquire all of the outstanding shares of FFP from Mr. Ang for 90% of the net tangible asset value of FFP as determined as of the exercise of the call option. The net tangible asset value will be determined by an independent third-party appraiser. The FFP call option agreement expired January 17, 2012. In consideration of the FFP call option agreement, in July 2011, HK Weituo paid Mr. Ang $152,000. The $152,000 in consideration will be applied towards the purchase price if the FFP Agreement is exercised. The FFP call option agreement also stipulates that FFP and we are separate entities and that there are not any guarantees or commitments for us to perform or be liable for any of the debts or commitments of FFP or Mr. Ang as the owner of FFP. As of December 31, 2011, we had a payable to FFP for $62,832. FFP expended approximately $1.5 million, which was advanced to FFP by Mr. Ang, to try to secure land use rights to build a new factory in Yong’an, but was unsuccessful in securing the land use rights. FFP is inactive until: (i) the land use rights issues have been resolved, and (ii) until construction on the San Ming facility has been completed and the San Ming facility has been sufficiently utilized. We did not exercise the call option on FFP and we forfeited the consideration paid for entering into the FFP call option agreement in the amount of $152,000.

San Ming is a China WFOE 100% owned by Mr. Ang. San Ming was incorporated on July 20, 2010 for the purpose of building a proposed factory for the production of PU leather in DaTian city. Construction on phase 1 of the new plant facility began in June 2010 and should be completed in late June 2011. As of January 15, 2011, we had a receivable from San Ming for $83,490. As previously disclosed, on January 17, 2011, HK Weituo, Mr. Ang , and San Ming entered into a call option agreement whereby HK Weituo has the right to purchase all of the shares of San Ming from Mr. Ang for 90% of the net tangible asset value of San Ming as determined as of the date of the exercise of the call option agreement.. The net tangible asset value will be determined by an independent third-party appraiser. The San Ming call option agreement will expire January 17, 2014. In consideration of entering into the San Ming call option agreement, the $5,694,515 owed to SFP from Shishi Changsheng and subsequently assigned to Mr. Ang and the $83,490 owed to SFP from San Ming and assigned to Mr. Ang were cancelled. The consideration paid which represented the cancellation of the debt due to SFP will be credited towards the purchase price if the San Ming call option agreement is exercised. The San Ming call option agreement also stipulates that we and San Ming are separate entities and that there are not any guarantees or commitments for us to perform or be liable for any of the debts or commitments of San Ming or Mr. Ang as the owner of San Ming. We intend to exercise the call option on San Ming. In the event that we do not exercise the San Ming Agreement, San Ming will owe us money for funds advanced subsequent to entering into the call option agreement or otherwise due to us. At this time, it is unclear whether San Ming will have the funds to repay us for funds advanced subsequent to entering into the call option agreement or otherwise due to us in the event that the call option is not exercised. As of December 31, 2011, the amount advanced by us to San Ming is $9,952,971.

On November 24, 2010, Shishi Changsheng mortgaged its land and building to secure a $758,725 line of credit for the benefit of SFP with Industrial and Commercial Bank of China Shishi Branch. The line of credit expires November 16, 2011. Shishi Changsheng is owned by Mr. Ang, our chairman of the board, president and largest shareholder, and no consideration is being made directly or indirectly to Shishi Changsheng for the mortgage.

On November 24, 2010, Longshan Plastic Co. mortgaged its land and building to secure a $728,376 line of credit for the benefit of SFP with Industrial and Commercial Bank of China Shishi Branch. The line of credit expires November 15, 2011. Longshan Plastic is owned by Mr. Ang, our chairman of the board, president and largest shareholder, and no consideration is being made directly or indirectly to Longshan Plastic for the mortgage.

Related Entities

China Changsheng Investment Limited. China Changsheng Investment Limited (“China Changsheng”) is our major shareholder which will own approximately 78.2% of our common stock. China Changsheng is held by Ms. Tsoi Sau Lun who holds the shares in trust for Mr. Ang, our director and president.

China Longshan Investment Limited. China Longshan Investment Limited (“China Longshan”) is a shareholder which will own approximately 4.8% of our common stock. China Longshan is held by Ms. Tsoi Sau Lun who holds the shares in trust for Mr. Ang, our director and president.

Item 14. Principal Accounting Fees and Services.

Our Board of Directors has responsibility for the appointment, compensation and oversight of the work of our independent registered public accounting firm, BPM. We retained the firm of BPM as our Independent Registered Public Accounting Firm for the fiscal year ended December 31, 2011 and 2010.

Audit Fees

For the fiscal years ended December 31, 2011 and 2010, the aggregate fees billed for services rendered for the audits of the annual financial statements and the review of the financial statements included in the quarterly reports on Form 10-Q and the services provided in connection with the statutory and regulatory filings or engagements for those fiscal years and registration statements filed with the SEC were $139,621 and $0, respectively.

Audit-Related Fees

For the fiscal years ended December 31, 2011 and 2010, no fees were billed for the audit or review of the financial statements that were not reported above under Audit Fees.

Tax Fees

For the fiscal years ended December 31, 2011 and 2010, no fees were billed for tax compliance services.

All Other Fees

For the fiscal years ended December 31, 2011 and 2010, no fees were billed for services other than services described above.

Audit Committee Approval of Audit and Non-Audit Services of Independent Accountants

The Audit Committee approves all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants, and the fees for the services performed to date.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

(1) All financial statements;

(2) Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b)   below.

(3) Those exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter) and by paragraph (b) below. Identify in the list each management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

(b) Exhibits

2.1                   Securities Exchange Agreement dated February 14, 2011 by and among Sooner Holdings, Inc., an Oklahoma corporation; certain shareholders of Sooner; Chinese Weituo Technical Limited and the shareholders of Chinese Weituo(2)

3.1	Certificate of Incorporation, as amended(1)
3.2	Certificate of Designations, Preferences, and Rights of Convertible Series A Preferred Stock(2)
3.3	Bylaws(1)
10.1	Land Plot Transfer Agreement with Respect to Fujian Longshan Electronics Co., Ltd., dated October 10, 2003(2)
10.2	Trademark License Contract by and between the Company and Shishi Changsheng Shoes Industry Co., Ltd., dated December 21, 2007(2)
10.3	Premises Lease Contract by and between the Company and Shishi Changsheng Shoes Industrial Co., Ltd., dated December 25, 2007(2)
10.4	Maximum Mortgage Contract between Industrial and Commercial Bank of China (Shishi City Branch) and Shishi Changsheng Shoes Industry Co. Ltd. Contract No. 2008, Shishi (Di) Zi, No. 0170 (2)
10.5	Premises Lease Contract by and between the Company and Shishi Fengyuansheng Weaving Co., Ltd(2)
10.6	Premises Lease Agreement by and between the Company and Fujian Shishi Rural Cooperative Bank, dated April 24, 2008(2)
10.7	Working Capital Borrowing Contract No. 524 by and between Industrial and Commercial Bank of China and Shishi Feiying Plastic Co., Ltd., dated November 224, 2010 (3)
10.8	Working Capital Borrowing Contract No. 522 by and between Industrial and Commercial Bank of China and Shishi Feiying Plastic Co., Ltd., dated November 189, 2010 (3)
10.9	Working Capital Borrowing Contract No. 2010, Shishi (Di) Zi, No. 0546142 by and between Industrial and Commercial Bank of China and Shishi Feiying Plastic Co., Ltd., dated November 30, 2010 (3)
10.10	RMB Borrowing Contract No. 173 by and between the Company and China Construction Bank Shishi Branch, dated September 16, 2010 (3)
10.11	RMB Borrowing Contract No. 12 by and between the Company and China Construction Bank Shishi Branch, dated January 4, 2010 (3)
10.12	General Financing Agreement for Export Order (Contract No. ORDER355551000015) by and Company and Industrial and Commercial Bank of China Shishi Branch, dated November 15, 2010 (3)
10.13	RMB Working Capital Borrowing Contract No. 152010026543 by and between the Company and Industrial bank Co., Ltd. Shishi Branch, dated October 19, 2010 (3)
10.14	Maximum Guarantee Contract No. 2010 Jian Quan Shi Gao Bao Zi, No. 47 by and between Shishi Feiying Plastic Co., Ltd. and China Construction Bank Shishi Branch, dated August 10, 2010 (3)
10.15	Maximum Amount Guarantee Contract No. 152010026118 by and between CIB Shishi Banch and Feiying Plastic Co., Ltd., dated December 10, 2010 (3)
10.16	Cooperation Agreement by and between Shishi Feiying Plastic Co., Ltd. and Jinjiang Yuan Feng Shoes Trading Co., Ltd. dated January 10, 2011(3)
10.17	Call Option Agreement between HongKong Weituo Technical Limited and Hong Jiang Han and Fujian Feiying Plastic Co., Ltd. (2)
10.18	Call Option Agreement between HongKong Weituo Technical Limited and Hong Jiang Han and Feiying Industrial Co., Ltd (San Ming) (2)
21.1	List of Subsidiaries(2)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Form 10-KSB for the year ended December 31, 1995

(2)	Incorporated by reference to Form 8-K filed on February 14, 2011.
(3)	Incorporated by reference to Form 8-K/A Amendment No. 1 filed on May 4, 2011.

(c) Schedules

Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Flying Eagle PU Technical Corporation,
an Oklahoma corporation

Date: April 15, 2012	By:	/s/ Ang Kang Han
Ang Kang Han
Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2012	By:	/s/ Huang Jin Bei
Huang Jin Bei
Chief Financial Officer (Principal Financial & Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature(s)	Title(s)	Date

/s/ Ang Kang Han
Ang Kang han	CEO and Chairman	April 15, 2012

/s/ Huang Jin Bei
Huang Jin Bei	CFO and Director	April 15, 2012
(Principal Financial & Accounting Officer)

/s/ Wu Hong Wei
Wu Hong Wei	Director	April 15, 2012

FLYING EAGLE PU TECHNICAL CORP.

____________

Report of Independent Registered Public Accounting Firm

To the Board of Directors

of Flying Eagle PU Technical Corporation:

We have audited the accompanying consolidated balance sheets of Flying Eagle PU Technical Corporation (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flying Eagle PU Technical Corporation as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered significant losses from operations during the last quarter of 2011 and has significant negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Burr Pilger Mayer, Inc.

E. Palo Alto, California

April 20, 2012

FLYING EAGLE PU TECHNICAL CORP.

Consolidated Balance Sheets

____________

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$396,204	$1,084,204
Restricted cash	27,495	137,688
Notes receivable	251,387	-
Accounts receivable, net	790,181	6,171,639
Prepaid expenses and other current assets	1,614,865	555,283
Related party receivable	-	1,334,545
Inventories, net	12,611,763	6,968,039

Total current assets	15,691,895	16,251,398

Deposit for construction in progress	-	8,074,441
Plant and equipment, net	31,992,809	11,589,924
Land use rights, net	1,812,181	1,793,496
Long-term investment	157,117	151,722

Total assets	$49,654,002	$37,860,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans and notes payable	$15,499,552	$11,586,254
Related party payable	1,317,266	198,756
Accounts payable and other liabilities	6,749,809	2,447,151
Customer deposits	762,202	925,352
Taxes payable	1,733,314	1,814,856

Total current liabilities	26,062,143	16,972,369

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, Series A, $0.0001 par value; 10,000,000 shares authorized; 19,200 and zero shares issued and outstanding at December 31, 2011 and 2010, respectively.	2	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 800,443 and 694,130 shares issued and outstanding at December 31,2011 and December 31,2010, respectively	800	694
Additional paid-in capital	10,290,270	9,140,409
Retained earnings	11,381,774	10,607,267
Accumulated other comprehensive income	1,919,013	1,140,242
Total stockholders’ equity	23,591,859	20,888,612

Total liabilities and stockholders’ equity	$49,654,002	$37,860,981

See accompanying notes to consolidated financial statements.

FLYING EAGLE PU TECHNICAL CORP.

Consolidated Statements of Operations

____________

	Years ended December 31,
	2011	2010

Revenues	$27,855,418	$33,062,267

Cost of revenues	22,535,051	24,718,136

Gross profit	5,320,367	8,344,131

Operating expenses:
Selling	433,541	510,366
General and administrative	3,210,723	617,383

Total operating expenses	3,644,264	1,127,749

Income from operations	1,676,103	7,216,382

Other income (expense):
Interest expense and bank fees, net	(434,040)	(582,447)
Foreign exchange transaction loss	(314,340)	(21,509)
Other income (expense), net	124,410	20,676

Total other income (expense)	(623,970)	(583,280)

Income before provision for income taxes	1,052,133	6,633,102

Provision for income taxes	277,626	830,247

Net income	$774,507	$5,802,855

Net income per share:
Basic	$0.98	$8.36
Diluted	$0.04	$8.36
Weighted average number of shares outstanding:
Basic	790,540	694,130
Diluted	17,623,417	694,130

See accompanying notes to consolidated financial statements.

FLYING EAGLE PU TECHNICAL CORP.

Consolidated Statements of Stockholders’ Equity

____________

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balance at December 31, 2009	-	$-	694,130	$694	$5,026,253	$601,818	$4,804,412	$10,433,177
Capital contribution – San Ming					4,114,156			4,114,156
Net income							5,802,855	$5,802,855
Currency translation adjustment						538,424		538,424
Comprehensive income, net of tax								$6,341,279

Balance at December 31, 2010	-	$-	694,130	$694	$9,140,409	$1,140,242	$10,607,267	$20,888,612
Issuance of common stock			106,313	106	1,838			1,944
Issuance of preferred shares	19,200	2						2
Capital contribution – San Ming					1,148,023			1,148,023
Net income							774,507	$774,507
Currency translation adjustment						778,771		778,771
Comprehensive income, net of tax								$1,553,278

Balance at December 31, 2011	19,200	$2	800,443	$800	$10,290,270	$1,919,013	$11,381,774	$23,591,859

See accompanying notes to consolidated financial statements.

FLYING EAGLE PU TECHNICAL CORP.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$774,507	$5,802,855
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	611,055	510,927
Change in assets and liabilities:
Accounts receivable	5,506,759	(5,415,406)
Prepaid expenses and other current assets	(1,022,362)	(175,984)
Inventories	(5,305,282)	(1,471,666)
Accounts payable and other liabilities	4,144,794	859,908
Customer deposits	(192,757)	118,963
Tax payable	(143,616)	1,436,638

Net cash provided by operating activities	4,373,098	1,666,235

Cash flows from investing activities:
Net proceeds from bank notes receivable	(247,162)	-
Deposit for construction in progress	-	(7,872,696)
Purchase of plant and equipment	(12,000,545)	(897,850)
Additions to land use rights	-	(887,587)
Restricted cash for issuance of bank notes payable	113,154	357,476

Net cash used in investing activities	(12,134,553)	(9,300,657)

Cash flows from financing activities:
Net proceeds from issuance of short term loan	3,668,804	5,621,385
Net proceeds from issuance of notes payable	(226,307)	(1,370,583)
Related party receivable	1,358,768	(649,956)
Related party payable	1,092,764	(558,750)
Proceeds from capital contributions	1,148,023	4,011,361

Net cash provided by financing activities	7,042,052	7,053,457

Net (decrease) increase in cash	(719,403)	(580,965)
Effect of exchange rate changes	31,403	45,610
Cash at beginning of period	$1,084,204	$1,619,559
Cash at end of period	$396,204	$1,084,204
Supplemental disclosure of cash flow information:
Interest paid	$886,405	$552,691
Income taxes paid	$348,849	$145,644

See accompanying notes to consolidated financial statements.

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

1.	Basis of Presentation, Description of the Company, and Liquidity

The accompanying audited consolidated financial statements of Flying Eagle PU Technical Corp. (formerly Sooner Holdings, Inc., herein after referred to as “Sooner Holdings” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States The accompanying consolidated financial statements include all wholly-owned subsidiaries and all entities over which the Company exercises the power to control and direct activities significantly impacting financial performance. All significant intercompany accounts and transactions have been eliminated in consolidation. All common shares presented in the financial statements and footnotes have been adjusted for retroactive effect of the reverse stock split, which occurred on January 30, 2012.

On February 14, 2011, Sooner Holdings Inc., an Oklahoma corporation, entered into a Securities Exchange Agreement with R.C. Cunninghham II and R.C. Cunningham III (collectively, the “Control Shareholders”) and Chinese Weituo Technical Limited (Chinese Weituo), a BVI corporation and its shareholders, China Changsheng Investment Limited, a BVI company, China Longshan Investment Limited, a BVI company, High-Reputation Assets Management Longshan Limited, a BVI company, Joint Rise Investment Limited, a BVI company, and W-Link Investment Limited, a BVI company (collectively, the “Chinese Weituo Shareholders”), pursuant to which Sooner Holdings acquired 100% of the issued and outstanding capital stock of Chinese Weituo in exchange for the issuance of 19,200 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible to one thousand shares of common stock, $0.001, par value which will constitute approximately 96.0% of Sooner Holdings’ issued and outstanding common stock on an as converted basis and after giving effect to a proposed share consolidation. On January 30, 2012, Sooner Holdings amended its articles to change its name and effect a 1-for-18.29069125 share consolidation and converted the 19,200 shares of Series A Preferred Stock into 19,200,000 shares of common stock.

The consolidated financial statements have been prepared to give effect to the merger of Chinese Weituo and Sooner Holdings Inc. as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. For accounting purposes, Chinese Weituo is considered to be acquiring Sooner Holdings Inc. in the merger and Sooner Holdings Inc. does not meet the definition of a business in accordance with ASC Topic 805, Business Combinations, because Sooner Holdings Inc. had no material assets or liabilities at the time of closing of the merger and these assets and liabilities do not constitute a business pursuant to ASC Topic 805. Consequently, all of the assets and liabilities of Sooner Holdings Inc. have been reflected in the financial statements at their respective fair values and no goodwill or other intangibles will be recorded as part of acquisition accounting and the cost of the merger is measured at net assets acquired.

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

1.	Basis of Presentation, Description of the Company, and Liquidity, continued

History of Sooner Holdings, Inc.

Sooner Holding, Inc. (Sooner), an Oklahoma corporation, was formed in 1986 to enter the in-home soda fountain business. Sooner never developed this business into a national market. Subsequently, Sooner evolved into a multi-subsidiary holding company in diverse businesses. From 1993, when Sooner was restructured, until June 1998 Sooner sought acquisitions. In November 1987, Sooner acquired, through its subsidiary Charlie Business Park Incorporated, a business park from R.C. Cunningham II, Sooner’s then president and a director. In June 1998 Sooner acquired, through its subsidiary ND Acquisition Corp., the assets and certain liabilities of New Direction Centers of America, LLC and entered the minimum-security correctional business. In May 2000, Sooner purchased the rights to a new, Class 5, hardware and software computer-based platform that resembles the computer-based soft switch. We named it “Cadeum” and organized a wholly-owned subsidiary, Sooner Communications, Inc., through which we proposed to market Cadeum to telecommunications carriers.

Until the events described below, Sooner operated the three above-described businesses through three subsidiaries, ND Acquisition Corp., Charlie O Business Park Incorporated and Sooner Communications, Incorporated. These subsidiaries and a brief summary of their businesses are as follow:

ND Acquisition Corp. ND Acquisition Corp. (NDAC) owned and operated a minimum-security correctional facility for women offenders (Northgate) and a community sentencing facility for men (Eastgate). Both facilities were located in Oklahoma City, Oklahoma. In July 2003 we were notified that the NDAC property was included in an area marked for improvement by the Oklahoma Capital Development Authority. In November 2003 we sold this property to such Authority and exited the correctional facility line of business. Currently, NDAC remains inactive with no assets or liabilities, and we intend to dissolve NDAC.

Charlie O Business Park Incorporated. Charlie O Business Park, Inc. (CO Park) operated a multi-unit rental property for business and industrial tenants located in Oklahoma City, Oklahoma. CO Park became an operating subsidiary upon its formation in November 1987 and we owned 100% of the subsidiary. During fiscal year 2002 we were notified by the Oklahoma Department of Transportation (ODOT) that the Business Park’s improved real property would be condemned as part of the re-working of Interstate Highway 40. In late July 2003 we settled with ODOT’s appraisers for $4,350,000 for the condemnation of the property. We searched for a replacement property to continue this line of business, but we found none. Currently, CO Park remains inactive with no assets or liabilities, and we intend to dissolve CO Park.

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

1.	Basis of Presentation, Description of the Company, and Liquidity, continued

History of Sooner Holdings, Inc., continued

Sooner Communications, Inc. On May 2, 2000, Sooner Communications (Communications) subsidiary purchased all the rights to a computer based platform called Cadeum. Cadeum was designed to host computer-based telephony products developed specifically for telecommunication providers. We planned to market these products on a wholesale level to telecommunication carriers. We completed beta testing the answering service section of Cadeum with a large Texas-based regional telecommunication provider. Due to certain interface issues, marketing of the answering service was suspended awaiting a resolution. We resolved these issues in the early second quarter of fiscal 2002, at which time marketing of the answering service was to resume. However, the Texas-based regional telecommunications provider did not resume marketing, due to problems inherent in the telecommunications industry. The Company considers this business to now be defunct with no operations. In preparation of and prior to the closing of the Securities Exchange Agreement, the Company sold all of its shares in Communications to R.C. Cunningham II, our former president and director, for $1.00.

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

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

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

Liquidity

As a result of business activities and the rapid growth undertaken in the last year, the Company has significantly increased short-term debt obligations. The Company also has significantly increased its accounts receivable. The Company believes with the collection of these current assets they will have sufficient cash from operations and access to other sources of funding to fund operations and continue the growth plans of the Company for the next 12 months. If the Company cannot fund its obligations from operating cash flows, they will be forced to seek additional equity or debt funding. The Company had a total credit line of approximately $18.70 million available under the accumulation of all the available short-term loan facilities as of December 31, 2011.

While the Company has a net income of approximately $775,000 for 2011, the Company experienced losses of approximately $1.57 million during Q4 2011. On December 31, 2011, we had a working capital deficit of approximately $10.4 million compared with a working capital deficit of approximately $721,000 on December 31, 2010.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The decrease in our working capital is partially due to a decline of our cash to finance the growth and expansion of the Company. Operating activities provided $4,373,098 in cash in the twelve months ended December 31, 2011. Investing activities used $12,134,553 in cash in the 12 months ended December 31, 2011. Financing activities provided $7,042,052 in the twelve months ended December 31, 2011.

The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain additional financing and achieving a profitable level of operations. There are no assurances that the Company will be successful in achieving these goals. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include all subsidiaries over which the Company exercises the power and control to direct activities significantly impacting financial performance. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). All material intercompany balances and transactions have been eliminated.

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

Cash

Cash consists primarily of cash on hand or cash deposits in banks that are available for withdrawal without restriction.

Restricted Cash

Restricted cash represents cash that is held by the banks as collateral for notes payable. The banks have collateral requirements ranging from 20% to 100% of the outstanding notes payable.

Accounts Receivable, net

Accounts receivable are reported a net realizable value. Based upon factors pertaining to the credit risks of specific customers, historical trends, age of the receivable, and other information, management has determined that no allowance for doubtful accounts was necessary as of December 31, 2011 and 2010. Delinquent accounts are written off when it is determined that the amounts are uncollectible.

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

2.	Summary of Significant Accounting Policies, continued

Concentration of Credit and Other Risks

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash, restricted cash, accounts receivable, and related party receivable. The Company holds all its bank deposits with banks in China. In China, there is no equivalent federal deposit insurance as in the United States; as such, these amounts held in banks in China are not insured. The Company has not experienced any losses in such bank accounts through December 31, 2011. In an effort to mitigate any potential risk, the Company periodically evaluates the credit quality of the financial institutions which hold the bank deposits and the Company holds its cash in multiple banks supported by the local and Central Government of the People’s Republic of China (PRC).

The Company does not require collateral or other security to support the accounts receivable or related party receivable. We are exposed to credit risk in the event of nonpayment by customers or related parties to the extent of amounts recorded on the balance sheet. One distributor and two end customers accounted for 51.64% of our accounts receivable balance as of December 31, 2011 and one distributor accounted for 62.31% of our accounts receivable balance as of December 31, 2010. One distributor accounted for 18.07% of our revenue for the year ended December 31, 2011 and two distributors accounted for 29% of our revenue in the year ended December 31, 2010. We had one supplier that accounted for 12.8% and 16.1% of our purchase for the years ended December 31, 2011 and 2010, respectively.

The operations of the Company are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environment in the PRC. The Chinese Government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi (RMB) into foreign currency.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on an average cost basis, which approximates actual cost on a first-in, first-out (FIFO) method. Lower of cost or market is evaluated by considering obsolescence, excessive levels of inventory, deterioration, and other factors. Adjustments to reduce the cost of inventory to its net realizable value, if required, are made for estimated excess or obsolescence and are charged to cost of revenues.

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line basis over the estimated useful lives of the related assets as follows:

Machinery and equipment	10-20 years
Building and improvements	30-40 years
Transportation equipment	5 years
Office equipment	5 years

Repairs and maintenance costs are expensed as incurred. Gains or losses on disposals are included in general and administrative expense for the years ended December 31, 2010 and 2009.

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

2.	Summary of Significant Accounting Policies, continued

Plant and Equipment, continued

The Company capitalizes interest attributable to capital construction projects, if material, in accordance with Accounting Standards Codification (ASC) Subtopic 835-20, Capitalization of Interest, which defines that interest shall be capitalized for assets that are constructed or otherwise produced for an entity’s own use, including assets constructed or produced for the entity by others for which deposits or progress payments have been made.

Land Use Rights

In the PRC there is no land ownership, but land use rights can be obtained. Land use rights are stated at cost less accumulated amortization. Amortization expense is recorded on a straight-line basis over the term of the land use rights. Land use rights are an intangible asset. The Company reviews intangible assets for impairment periodically and at least annually.

Long-term Investment

Long-term investment represents an investment the Company has in a regional bank within China. The Company does not hold a greater than 5% interest and the Company determined that we do not have significant control or influence in the bank. Accordingly, the Company records the investment at cost. Dividend income from the investment is recorded in other income (expense), net. Our investment is in a private company where there is not a market to determine the value of the investment.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including long-term investments, are reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the carrying amount of an asset or asset group (in use or under development) is evaluated and found not to be recoverable (carrying amount exceeds the gross, undiscounted cash flows from use and disposition), then an impairment loss is recognized. The impairment loss is measured as the excess of the carrying amount over the asset’s or asset group’s fair value. Through December 31, 2010, the Company has not recorded any impairment of its long-lived assets.

Fair Value of Financial Instruments

On December 31, 2008, the Company adopted SFAS 157, Fair Value Measurements, now known as the provisions of ASC Subtopic 820-10, Fair Value Measurements and Disclosures (ASC 820-10), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. ASC 820-10 applies whenever other statements require or permit assets or liabilities to be measured at fair value.

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

2.	Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments, continued

ASC 820-10 includes a fair value hierarchy that is intended to increase the consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing an asset or liability based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1–inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2–observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3–instrument valuations are obtained without observable market values and require a high-level of judgment to determine the fair value.

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

Surplus Reserve

In accordance with PRC regulations, the Company is required to make appropriations to the statutory surplus reserve during the years that dividends are distributed, based on after-tax net income determined in accordance with PRC GAAP. Appropriation to the statutory surplus reserve should be at least 10% of the after-tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the Company’s registered capital. Surplus reserve is nondistributable other than in liquidation.

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

2.	Summary of Significant Accounting Policies, continued

Foreign Currency Translation

The accompanying financial statements are presented in United States Dollars. The functional currency of our Company is the Renminbi (RMB) the official currency of the People’s Republic of China. Capital accounts of the financial statements are translated into United States Dollars from RMB at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of the balance sheet date. Income and expenditures are translated at the average exchange rates for the years ended December 31, 2011 and 2010. Currency translation adjustment results from translation to U.S. Dollars for financial reporting purposes are recorded in other comprehensive income as a component of stockholders’ equity. Transactional gains and losses from sales outside the PRC are recorded when realized in other income (expense).

A summary of the conversion rates for the periods presented is as follows:

	December 31,	December 31,
	2011	2010

Period end RMB: U.S. Dollar exchange rate	6.3647	6.5910
Average RMB: U.S. Dollar exchange rate	6.4735	6.7599

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

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

2.	Summary of Significant Accounting Policies, continued

Sales Returns Allowance

We estimate future product returns related to current period product revenue. We analyze historical returns, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns allowance. Significant management judgment and estimates must be made and used in connection with establishing the sales returns allowance in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. Based on our analysis, we did not record any provision for sales returns as of December 31, 2011 and 2010.

Shipping and Handling Costs

Shipping and handling costs billed to customers are recorded net of the amount collected. Shipping and handling expense included in selling expenses amounted to $299,920 and $442,760 for the years ended December 31, 2011 and 2010, respectively.

Income Taxes

We account for income taxes in accordance with ASC topic 740, Income Taxes (“ASC 740”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. At December 31, 2011 and 2010, there was no significant book to tax differences. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the year incurred. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2011 and 2010. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. The impact of ASC 740 is more fully described in Note 13.

We adopted the Interpretation provisions of ASC 740, Income Taxes, on January 1, 2009, that clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in our financial statements. The Interpretation also provides guidance for the measurement and classification of tax positions, interest and penalties, and requires additional disclosure on an annual basis. The adoption had no effect on our financial statements. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense. Interest and penalties incurred associated with unresolved income tax positions will continue to be included in other income (expense).

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

2.	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under the amendments to Topic 220, Comprehensive Income, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update should be applied retrospectively. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRSs. The amendments in this Update are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs). The amendments in this Update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. The amendments in this Update are to be applied prospectively. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

2.	Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements, continued

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

3.	Consolidation of Variable Interest Entity

San Ming has been determined to be a variable interest entity (VIE) in which the Company holds a significant variable interest and is the primary beneficiary due to the relationship with Mr. Ang and Hong Kong Weituo. Accordingly, the financial position and results of operations have been combined with the Company’s financial statements as of December 31, 2011 and 2010 in accordance with ASC Subtopic 810-10, Combined Financial Statements. San Ming is in the process of building a new plant facility and has not incurred any significant expenses.

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

3.	Consolidation of Variable Interest Entity, continued

The components of San Ming’s balance sheet are as follows:

	Year ended December 31,
	2011	2010

Cash	$16,952	$34,942
Inventory	3,961,855	-
Deposits for construction in progress	-	8,074,441
Construction in progress	20,560,976	788,955
Land use rights	914,419	901,229
Intercompany receivable	57,991	-
Other receivable	374,695	-
Intercompany payable	16,250,604	5,694,515
Accounts Payable and other accrual	4,271,843	-
Owner’s capital	5,352,378	4,114,156
Retained earnings (deficit)	(67,244)	(8,876)
Accumulated other comprehensive income	79,307	(228)

4.	Stockholders’ Equity

Reverse Merger

These consolidated financial statements have been prepared to give effect to the merger of Sooner Holdings, Inc. and Chinese Weituo as a reverse acquisition and a recapitalization; therefore, Chinese Weituo, its wholly owned entities, and the consolidated VIE will be deemed to be the acquiring company for accounting purposes. Stockholders’ equity and earnings per share of the Company were retroactively restated to reflect the number of shares of preferred and common stock issued and outstanding retroactively as if the merger had taken place at the earliest period presented. The offset will be applied to additional paid in capital.

Earnings Per Share

Basis and diluted net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period which includes the effect of the 1–for –18.29069125 reverse stock split stipulated in the Securities Exchange Agreement The reverse stock split are included in the basic and diluted calculation as if they already occurred in accordance with ASC Topic 260-10-45. The 19,200 series A preferred shares issued in 2011 are included in the diluted EPS calculation.

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

4.	Stockholders’ Equity, continued

Earnings Per Share, continued

A reconciliation of the numerator and denominator of basic and diluted net income per common share is provided as follows:

	Year ended December 31,
	2011	2010
Numerator:
Net income	$774,507	$5,802,855

Denominator:
Weighted-average common shares outstanding – basic	790,540	694,130
Weighted-average effect of dilutive securities:
Series A preferred shares (if converted)	16,832,877	-
Weighted-average common shares outstanding – diluted	17,623,417	694,130

Net income per share:
Basic net income per share	$0.98	$8.36
Diluted net income per share	$0.04	$8.36

5.	Related Party Receivable

The components of the Company’s related party receivable as of December 31, 2011 and 2010 consists of amounts due from employees, and from one company Mr. Ang also owns. Money is borrowed and repaid on an ongoing basis, thus, there has never been a formal note or any interest paid from or to any of these parties (see Note 11).

	December 31,	December 31,
	2011	2010

Fujian Feiying Plastic Co., Ltd.	$-	$1,271,431
Other–employees	-	63,114

	$-	$1,334,545

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

6.	Inventories

The components of the Company’s inventories are as follows:

	December 31,	December 31,
	2011	2010

Raw materials	$5,063,428	$2,087,233
Work in process	4,875,754	2,788,210
Finished goods	2,672,581	2,092,596

Total inventories	$12,611,763	$6,968,039

7.	Plant and Equipment, net

The components of the Company’s plant and equipment are as follows:

	December 31,	December 31,
	2011	2010

Machinery and equipment	$6,691,796	$5,208,163
Office equipment	79,816	63,978
Transportation equipment	204,717	79,228
Buildings and improvements	6,353,636	6,141,571

	13,329,965	11,492,940

Less accumulated depreciation	(2,413,347)	(1,773,860)

	10,916,618	9,719,080
Construction in progress and construction material	21,076,191	1,870,844
Total plant and equipment, net	$31,992,809	$11,589,924

Depreciation expense related to property and equipment was $566,341 and $478,480 for the years ended December 31, 2011 and 2010, respectively.

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

8.	Land Use Rights, net

The components of the Company’s land use rights are as follows:

	Estimated
	Remaining	December 31,	December 31,
	Life	2011	2010

Land use rights–Shishi Feiying	42 years	$293,808	$283,720
Land use rights–Shishi Feiying	32 years	793,513	766,269
Land use rights–San Ming	49 years	942,700	910,332

		2,030,021	1,960,321
Less accumulated amortization		(217,840)	(166,825)
Total land use rights, net		$1,812,181	$1,793,496

Amortization expense related to land use rights was $44,714 and $32,447 for the years ended December 31, 2011 and 2010, respectively.

Amortization of land use rights attributable to future periods is as follows:

Year ending December 31
2012	$43,889
2013	43,889
2014	43,889
2015	43,889
2016	43,889
Thereafter	1,592,736
$1,812,181

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

9.	Short-Term Loans and Notes Payable

The components of the Company’s short-term loans and notes payable are as follows:

	December 31,	December 31,
	2011	2010

Short-term loans:
Loans due to financial institutions	$15,444,561	$11,310,878
Notes payable:
Loans due to financial institutions	54,991	275,376

Total short-term loans and notes payable	$15,499,552	$11,586,254

All short-term loans are due within one year and have interest rates ranging from 5.23% to 7.26% and 4.78% to 5.84% during 2011 and 2010, respectively. As of December 31, 2011, all of the loans are secured by guarantors. At December 31, 2011, the Company had a total credit line of approximately $18.70 million available under the accumulation of all the available short-term loan facilities. There are $2,034,660 loans that secured by company’s accounts receivables. There are $7,078,103 loans that secured by land and buildings. As of December 31, 2011, Mr. Ang also personally guaranteed loans in the amount of $2,820,242 and $9,340,582 were guaranteed by other unrelated entities.

Notes payable are due to financial institutions with maturity dates of less than one year. All have interest rates ranging between 5.56% to 6.97% and 5.00% to 6.13% during years ended December 31, 2011 and 2010, respectively. The notes payable are not secured, but do require cash to be held in reserve of 20% to 100% of the total outstanding notes payable. Restricted cash related to these notes payable was $27,495 and $137,688 at December 31, 2011 and 2010, respectively.

Some of our banks required us to meet certain financial covenants during the term of a loan. For one of our loans in the amount of $785,583 (RMB 5 million), we did not meet the bank’s financial covenants. Although the bank has not declared a default on the loan, in the event the bank does not agree to waive these covenants or otherwise revise the terms of the loan, they can declare a default on our loan and seek immediate repayment which would have an adverse financial effect on us and our operations.

10.	Commitments and Contingencies

Third Party Guarantees

The Company entered into agreements as debt guarantor for one party. The guaranteed amount is approximately $13,040,677 and $5,850,750 as of December 31, 2011 and 2010, respectively.

Other parties also acted as a debt guarantor for the Company. As of December 31, 2011 and 2010, the Company’s loans guaranteed by other parties are approximately $9,340,582 and $11,310,878 respectively. The Company has not historically incurred any losses due to such debt guarantees. Additionally, the Company has determined that the fair value of the guarantees is immaterial.

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

11.	Related Party Payable

The components of the Company’s payable to related parties consist of following:

	December 31,	December 31,
	2011	2010

Fujiang Feiying Plastic Co., Ltd	$62,832	$-
Other–employees	-	198,756
Shishi Changsheng Shoes Co., Ltd.	413,845	-
Ang Kang Han	840,589	-
	$1,317,266	$198,756

12.	Related Party Transactions

Changsheng is 100% owned by Mr. Ang. Changsheng holds the land use rights for the land under the footwear factory. The Company pays Shishi Changsheng rent under a four-year agreement, which expires on December 31, 2011. The company made another two-year agreement with Shishi Changsheng. For the years ended December 31, 2011 and 2010, the Company had rental expense of approximately $36,548 and $35,000, respectively, in accordance with the rental agreement.

At December 31, 2011 and 2010, the Company had a receivable from Fujian Feiying Plastic Co., Ltd. (FFP) of $0 and $1,271,431, respectively. The company also had a payable to FFP of $62,832 and $0 at December 31, 2011 and 2010, respectively. FFP is a China WFOE 100% owned by Mr. Ang, SFP’s majority owner. FFP was incorporated on June 24, 2008 for the purpose of building a second factory for the production of PU leather in Fujian. Cash is being transferred between the two companies for cash flow purposes without a formal note or interest payments on the amounts loaned. The construction of the new plant has not started yet while FFP secures the land use rights from the Chinese government. On January 17, 2011, FFP, Mr. Ang, and Hong Kong Weituo entered into a call option agreement (FFP Agreement) whereby Hong Kong Weituo has the right to purchase FFP from Mr. Ang for 90% of the net tangible asset value of FFP. The net tangible asset value will be determined by an independent third-party appraiser. The FFP Agreement has expired at January 17, 2012 and the company did not execute the call option. In consideration of the FFP Agreement, Hong Kong Weituo paid Mr. Ang $152,000. The consideration will be applied towards the purchase price if the FFP Agreement is exercised. The FFP Agreement also stipulates that FFP and SFP are separate entities and that there are not any guarantees or commitments for the Company to perform or be liable for any of the debts or commitments of FFP or Mr. Ang as the owner of FFP. FFP is currently inactive while FFP acquires the necessary land lease contracts to operate a PU leather factory. The FFP agreement is silent as to the treatment of the consideration if the option is not exercised.

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

12.	Related Party Transactions, continued

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

SFP and San Ming operate in the People’s Republic of China (PRC) and thus are subject to applicable annual Enterprise Income Tax (EIT). Pursuant to the tax laws of PRC, general enterprises are subject to income tax at an effective rate of 25%. However, the SFP was granted a tax holiday which reduced their tax rate to an effective rate of 12.5% in 2010 and prior. The tax savings due to the tax holiday was approximately $830,247 for the year ended December 31, 2010.

Per PRC tax regulations EIT assessments will be completed before the end of May every year. The tax authority conducts reviews of the EIT returns once a year. Based on PRC regulations, the tax authority has rights to review for underpaid or unpaid taxes for a period or three years. If an amount of underpaid or unpaid taxes exceeds RMB 100,000, the tax authority has rights to review for five years. If any tax evasion is involved, there is no time limitation for review.

Flying Eagle PU Technical Corp is incorporated in the state of Oklahoma, United States and thus the Company is also subject to applicable US tax statutes effective for the year ended December 31, 2011. The estimated net operating loss carry-forwards of U.S. income tax available to offset future U.S. income is $1.5 million, subject to Section 382 limitations. The utilization of the loss carry-forwards depends on the Company’s ability to generate sufficient U.S. taxable income in the future. Management believes it is more likely than not that the loss carry-forwards will not by realized by future operation results. Accordingly, the Company has provided a 100% valuation allowance at December 31, 2011.

VAT tax receivables and VAT tax payables are netted and reported as a liability under taxes payable in the amount of $786,756 and $825,487 as of December 31, 2011 and 2010, respectively.

The Company has made no provision for U.S. income taxes on undistributed earnings of certain foreign subsidiaries because it is the Company's intention to permanently reinvest such earnings in its foreign subsidiaries. If such earnings were distributed, the Company would be subject to additional U.S. income tax expense. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.

	For the years ended December 31
Valuation allowance	2011	2010
Balance, beginning of period	$-	$-
Increase (decrease)	1,454,254	-
Balance, end of period	$1,454,254	$-

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

13.	Income Taxes, continued

Income before provision of income taxes:

	2011	2010

U.S. Operations	-	-
China Operations	$1,052,133	$6,633,102
Total	$1,052,133	$6,633,102

The provision for income taxes is as follow:

	For the year ended
	December 31,
	2011	2010
Current
U.S.	$-	$-
China	277,626	830,247
Total Current	277,626	830,247

Deferred
U.S.	-	-
China	-	-
Total Deferred	-	-
Total net provision for income taxes	$277,626	$830,247

The following is a reconciliation of the provision for income tax at the PRC tax rate, to the income tax reflected in the Consolidated Statement of Income and Comprehensive Income:

	December 31,
	2011	2010
Tax expense at statutory rate-US	35.0%	35.0%
Rate differential between U.S. and China	(10.0)%	(10.0)%
Foreign income tax rate-PRC	25.0%	25.0%
Effect of favorable tax rate	-%	(12.5)%
Other items	1.4%	-%
Effective income tax rate	26.4%	12.5%

As a result of the implementation of Interpretation 48, we recognized the following additional liability (benefit) as of December 31, 2011 and 2010.

Balance at December 31, 2009	$-
Income tax liability (benefit) due to difference in US GAAP income and PRC income	(2,946)
Balance at December 31, 2010	(2,946)
Income tax liability (benefit) due to difference in US GAAP income and PRC income	277,626
Balance at December 31, 2011	$274,680

14.	Segment Reporting

The Company operates in two reportable segments: the PU leather segment and the footwear segment. In the PU leather segment, the Company manufactures synthetic polyurethane leather. In the footwear segment, the Company manufactures flip-flops and slippers. Our revenues arise from the sale of PU leather and footwear.

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

14.	Segment Reporting, continued

Revenue information shown by geographic region is as follows:

	2011	2010

China	$22,910,766	$27,686,789
Middle East	2,144,182	3,332,796
Africa	2,800,470	2,042,682
	$27,855,418	$33,062,267

Revenues are attributed to countries based on location of end customers.

Information on reportable segments for the years ended December 31, 2011 and 2010 is as follows:

	2011	2010
Net sales:
PU leather	$22,324,127	$27,062,512
Footwear	5,531,291	5,999,755
Total	27,855,418	33,062,267

Cost of revenues:
PU leather	17,388,730	19,556,404
Footwear	5,146,321	5,161,732
Total	22,535,051	24,718,136

Operating expenses:
Unallocated	3,644,264	1,127,749
Income from operations	$1,676,103	$7,216,382

	December 31,	December 31,
	2011	2010
Plant and equipment, net:
PU leather	$31,582,442	$11,141,599
Footwear	410,367	448,325
Total identifiable assets	$31,992,809	$11,589,924

All the fixed assets are in China.

Continued

FLYING EAGLE PU TECHNICAL CORP.

Notes to Consolidated Financial Statements

____________

15.	Subsequent Events

On January 30, 2012, Flying Eagle PU Technical Corporation, an Oklahoma corporation (the “Company”) issued a press release regarding its name change from Sooner Holdings, Inc. to Flying Eagle PU Technical Corporation and the completion of a reverse stock split on a 1 for 18.290691235 shares basis. Subsequent to the reverse stock split, the Company converted its 19,200 preferred shares into 19,200,000 common shares.

